Form 10-Q
period 2024-09-30
Whitestone REIT
filed 2024-10-31
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, there were 50,646,473 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,243,067	$1,221,466
Accumulated depreciation	(243,500)	(229,767)
Total real estate assets	999,567	991,699
Investment in real estate partnership	—	31,671
Cash and cash equivalents	2,534	4,572
Restricted cash	—	68
Escrows and deposits	3,667	24,148
Accrued rents and accounts receivable, net of allowance for doubtful accounts	32,541	30,592
Receivable from partnership redemption	31,643	—
Receivable due from related party	15,186	1,513
Unamortized lease commissions, legal fees and loan costs	14,148	13,783
Prepaid expenses and other assets(1)	2,826	4,765
Finance lease right-of-use assets	10,449	10,428
Total assets	$1,112,561	$1,113,239

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$633,552	$640,172
Accounts payable and accrued expenses(2)	36,185	36,513
Payable due to related party	1,577	1,577
Tenants' security deposits	9,175	8,614
Dividends and distributions payable	6,279	6,025
Finance lease liabilities	789	721
Total liabilities	687,557	693,622
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 50,645,877 and 49,610,831 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	51	50
Additional paid-in capital	636,192	628,079
Accumulated deficit	(216,044)	(216,963)
Accumulated other comprehensive income (loss)	(679)	2,576
Total Whitestone REIT shareholders' equity	419,520	413,742
Noncontrolling interest in subsidiary	5,484	5,875
Total equity	425,004	419,617
Total liabilities and equity	$1,112,561	$1,113,239

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2024	December 31, 2023
	(unaudited)
(1) Operating lease right of use assets (net)	$67	$109
(2) Operating lease liabilities	$67	$112

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental(1)	$38,107	$36,667	$112,328	$108,405
Management, transaction, and other fees	526	467	1,116	1,040
Total revenues	38,633	37,134	113,444	109,445

Operating expenses
Depreciation and amortization	8,921	8,332	26,242	24,538
Operating and maintenance	7,303	6,862	20,667	19,847
Real estate taxes	4,838	4,693	12,988	14,168
General and administrative	4,878	5,392	17,610	15,651
Total operating expenses	25,940	25,279	77,507	74,204

Other expenses (income)
Interest expense	8,506	8,400	25,813	24,563
Gain on sale of properties	(3,762)	(5)	(10,212)	(9,626)
Loss on disposal of assets	111	480	183	500
Interest, dividend and other investment income	(3)	(11)	(15)	(49)
Total other expenses	4,852	8,864	15,769	15,388

Income before equity investment in real estate partnership and income tax	7,841	2,991	20,168	19,853

Deficit in earnings of real estate partnership	—	(375)	(28)	(1,627)
Provision for income tax	(118)	(95)	(327)	(339)
Net income	7,723	2,521	19,813	17,887

Less: Net income attributable to noncontrolling interests	99	35	257	248

Net income attributable to Whitestone REIT	$7,624	$2,486	$19,556	$17,639

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.15	$0.05	$0.39	$0.36
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.15	$0.05	$0.38	$0.35

Weighted average number of common shares outstanding:
Basic	50,297	49,534	50,067	49,472
Diluted	51,305	50,637	51,106	50,399

Consolidated Statements of Comprehensive Income (Loss)

Net income	$7,723	$2,521	$19,813	$17,887

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	(8,946)	4,094	(3,296)	6,602

Comprehensive income (loss)	(1,223)	6,615	16,517	24,489

Less: Net income attributable to noncontrolling interests	99	35	257	248
Less: Comprehensive income (loss) attributable to noncontrolling interests	(115)	56	(41)	91

Comprehensive income (loss) attributable to Whitestone REIT	$(1,207)	$6,524	$16,301	$24,150

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(1) Rental
Rental revenues	$27,114	$26,521	$81,350	$78,780
Recoveries	11,338	10,535	32,009	30,571
Bad debt	(345)	(389)	(1,031)	(946)
Total rental	$38,107	$36,667	$112,328	$108,405

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2023	49,611	$50	$628,079	$(216,963)	$2,576	$413,742	694	$5,875	$419,617
Exchange of noncontrolling interest OP units for common shares	44	—	355	—	—	355	(44)	(355)	—
Issuance of shares under dividend reinvestment plan	2	—	23	—	—	23	—	—	23
Repurchase of common shares (1)	(118)	—	(1,442)	—	—	(1,442)	—	—	(1,442)
Share-based compensation	420	—	861	—	—	861	—	—	861
Distributions - $0.1200 per common share / OP unit	—	—	—	(6,175)	—	(6,175)	—	(92)	(6,267)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	4,941	4,941	—	66	5,007
Net income	—	—	—	9,340	—	9,340	—	124	9,464
Balance, March 31, 2024	49,959	$50	$627,876	$(213,798)	$7,517	$421,645	650	$5,618	$427,263
Issuance of shares under dividend reinvestment plan	1	—	19	—	—	19	—	—	19
Repurchase of common shares (1)	(90)	—	(1,199)	—	—	(1,199)	—	—	(1,199)
Share-based compensation	194	—	763	—	—	763	—	—	763
Distributions - $0.1238 per common share / OP unit	—	—	—	(6,195)	—	(6,195)	—	(80)	(6,275)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	635	635	—	8	643
Net income	—	—	—	2,592	—	2,592	—	34	2,626
Balance, June 30, 2024	50,064	$50	$627,459	$(217,401)	$8,152	$418,260	650	$5,580	$423,840
Issuance of common shares - ATM Program, net of offering costs	580	1	7,619	—	—	7,620	—	—	7,620
Exchange offer costs	—	—	(81)	—	—	(81)	—	—	(81)
Issuance of shares under dividend reinvestment plan	2	—	14	—	—	14	—	—	14
Share-based compensation	—	—	1,181	—	—	1,181	—	—	1,181
Distributions - $0.1238 per common share / OP unit	—	—	—	(6,267)	—	(6,267)	—	(80)	(6,347)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(8,831)	(8,831)	—	(115)	(8,946)
Net income	—	—	—	7,624	—	7,624	—	99	7,723
Balance, September 30, 2024	50,646	$51	$636,192	$(216,044)	$(679)	$419,520	650	$5,484	$425,004

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$19,813	$17,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,242	24,538
Amortization of deferred loan costs	823	820
Gain on sale of properties	(10,212)	(9,626)
Loss on disposal of assets	183	500
Bad debt	1,031	946
Share-based compensation	2,805	2,485
Deficit in earnings of real estate partnership	28	1,627
Amortization of right-of-use assets - finance leases	65	72
Changes in operating assets and liabilities:
Escrows and deposits	6,238	2,282
Accrued rents and accounts receivable	(2,980)	(4,359)
Receivable due from related party	(40)	(128)
Unamortized lease commissions, legal fees and loan costs	(1,992)	(2,644)
Prepaid expenses and other assets	1,705	2,432
Accounts payable and accrued expenses	(4,114)	(1,011)
Payable due to related party	—	16
Tenants' security deposits	561	17
Net cash provided by operating activities	40,156	35,854
Cash flows from investing activities:
Acquisitions of real estate	(50,137)	(25,474)
Additions to real estate	(15,485)	(12,748)
Proceeds from sales of properties	46,444	13,447
Net cash used in investing activities	(19,178)	(24,775)
Cash flows from financing activities:
Distributions paid to common shareholders	(18,325)	(17,754)
Distributions paid to OP unit holders	(240)	(249)
Proceeds from issuance of common shares, net of offering costs	7,620	—
Payments of exchange offer costs	(81)	—
Net (payments of) proceeds from credit facility	(17,000)	34,000
Repayments of notes payable	(47,950)	(29,823)
Proceeds from notes payable	56,340	—
Payments of loan origination costs	(789)	—
Repurchase of common shares	(2,641)	(525)
Payment of finance lease liability	(18)	(10)
Net cash used in financing activities	(23,084)	(14,361)
Net decrease in cash, cash equivalents and restricted cash	(2,106)	(3,282)
Cash, cash equivalents and restricted cash at beginning of period	4,640	6,355
Cash, cash equivalents and restricted cash at end of period (1)	$2,534	$3,073

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,384	$23,223
Cash paid for taxes	$432	$435
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$29	$864
Financed insurance premiums	$2,638	$3,002
Value of shares issued under dividend reinvestment plan	$56	$55
Value of common shares exchanged for OP units	$355	$16
Change in fair value of cash flow hedge	$(3,296)	$6,602
Accrued capital expenditures	$1,439	$—
Receivable from partnership redemption	$31,643	$—
Recognition of finance lease liability	$86	$—

	September 30,
	2024	2023
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,534	$2,976
Restricted cash	—	97
Total cash, cash equivalents and restricted cash	$2,534	$3,073

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2023 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended September 30, 2024 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2024 and December 31, 2023, and the results of operations for the three and nine month periods ended September 30, 2024 and 2023, the consolidated statements of changes in equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  For both periods ended  September 30, 2024 and December 31, 2023, Whitestone wholly owned 55 commercial properties in and around Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of September 30, 2024, these properties consist of:

Consolidated Operating Portfolio

•	50 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of September 30, 2024, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). The Company has filed a claim in the “Pillarstone Bankruptcies” for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP. Please refer to Note 6 in this Quarterly Report on form 10-Q for more information regarding the accounting treatment of the redemption of our OP units in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of September 30, 2024 and December 31, 2023, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Estimates regarding Pillarstone OP’s financial condition and results of operations. We rely on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP. As of September 30, 2024 and December 31, 2023, Pillarstone OP’s financial statements have not been made accessible to us. Consequently, we have estimated the financial status and operational outcomes of Pillarstone OP based on the information accessible to us at the time of this report.

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

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the grant date fair value of common share units included in share-based compensation expense, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps, the estimates supporting our impairment analysis for the carrying values of our real estate assets, the estimates made regarding Pillarstone REIT Operating Partnership LP’s financial condition and results of operations, and the estimated allowance for credit loss.  Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7 (Debt)), which was collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. The note was paid off in January 2024. As of September 30, 2024, we had no restricted cash.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of September 30, 2024, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2024, approximately $ 150,000 and $ 15,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended  September 30, 2024, approximately $ 434,000 and $ 137,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2023, approximately $ 142,000 and $ 85,000 in interest expense and real estate taxes, respectively, were capitalized and for the nine months ended September 30, 2023, approximately $ 413,000 and $ 230,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 1,281,000 and $ 1,083,000 in share-based compensation net of forfeitures for the three months ended September 30, 2024 and 2023, respectively, and we recognized $ 3,105,000 and $ 2,712,000 in share-based compensation net of forfeitures for the nine months ended September 30, 2024 and 2023, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of September 30, 2024 and December 31, 2023, we had an allowance for uncollectible accounts of  $14.5 million and $13.6 million, respectively. During the three months ended  September 30, 2024 and 2023, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.3 million and $0.4 million decrease in revenue, respectively, and during the nine months ended September 30, 2024 and 2023, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, resulting in a $1.0 million decrease in revenue during both periods. The three months ended September 30, 2024 included 20 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The three months ended  September 30, 2023 included 17 cash basis tenants, resulting in an increase to rental revenue for straight-line rent adjustment of $0.03 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The nine months ended September 30, 2024 included 20 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.5 million, and the nine months ended  September 30, 2023 included 17 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.5 million.

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
September 30, 2024
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of September 30, 2024 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2024 (remaining)	$25,841
2025	97,335
2026	82,891
2027	69,491
2028	55,006
Thereafter	155,061
Total	$485,625

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of one to five years.  As of September 30, 2024, the Company had one ground lease and one office machine lease that were classified as finance leases. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating leases in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Leases
2024 (remaining)	$9	$21
2025	30	82
2026	24	83
2027	7	85
2028	1	86
Thereafter	—	2,723
Total undiscounted rental payments	71	3,080
Less imputed interest	4	2,291
Total lease liabilities	$67	$789

For the three months ended September 30, 2024 and 2023, the total lease costs for operating leases were $ 6,000 and $ 23,000, respectively, and for the finance leases were $ 27,000 and $ 21,000, respectively. For the nine months ended September 30, 2024 and 2023, the total lease costs for operating leases were $ 35,000 and $ 64,000 respectively, and for the finance leases were $ 70,000 and $ 72,000, respectively.

The weighted average remaining lease term for our operating leases and our finance leases was two and 94 years, respectively, at September 30, 2024. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.5% for our operating leases and 6.1% for our finance leases at September 30, 2024.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2024	December 31, 2023
Tenant receivables	$17,064	$16,287
Accrued rents and other recoveries	28,312	26,751
Allowance for doubtful accounts	(14,451)	(13,570)
Other receivables	1,616	1,124
Total	$32,541	$30,592

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasing commissions	$20,737	$19,462
Deferred legal cost	293	356
Deferred financing cost	4,149	4,149
Total cost	25,179	23,967
Less: leasing commissions accumulated amortization	(8,930)	(8,744)
Less: deferred legal cost accumulated amortization	(258)	(272)
Less: deferred financing cost accumulated amortization	(1,843)	(1,168)
Total cost, net of accumulated amortization	$14,148	$13,783

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of September 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The table below presents the real estate partnership investment in which we hold an ownership interest (in thousands):

		Company’s Investment as of
		September 30, 2024	December 31, 2023
Real estate partnership	Ownership Interest
Pillarstone OP	81.4%	$—	$31,671
Total real estate partnership(1)(2)(3)		$—	$31,671

(1)

Representing eight property interests and 926,798 square feet of GLA, as of December 31, 2023. Subsequent to January 25, 2024, we ceased utilizing the equity method following the exercise of our notice of redemption for the majority of our investment in Pillarstone OP. We reclassified our investment in Pillarstone OP to a receivable on our balance sheet after estimating 25 days of our share of the equity investment income.

(2)

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent us from exercising our contractual Redemption Right, on July 12, 2022, we filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement. On September 8, 2022, our Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that our right of redemption is not impaired while the underlying dispute is being considered by the Court. On January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted us from exercising the unfettered contractual redemption right we obtained in connection with our investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed us to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, later enter a monetary judgment against Pillarstone for the difference between the amount we would have received in or around December 2021 and the current value. On January 25, 2024, we exercised our notice of redemption for substantially all of its investment in Pillarstone OP. On March 4, 2024, Pillarstone REIT authorized and filed the Pillarstone Bankruptcies. As of the date of this filing, we have not received consideration for its redemption of our equity investment in Pillarstone OP as required by the partnership agreement. We have filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

(3)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The table below presents our share of net loss from our investment in the real estate partnership which is included in deficit in earnings of real estate partnership, net on our consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Pillarstone OP	$—	$(375)	$(28)	$(1,627)

Summarized financial information for our investment in real estate partnership is as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Real estate, net	$—	$47,115
Other assets	—	6,680
Total assets(1)	—	53,795
Liabilities and equity:
Notes payable	—	14,292
Other liabilities	—	4,040
Equity	—	35,463
Total liabilities and equity(2)	—	53,795
Company’s share of equity	—	28,885
Cost of investment in excess of the Company’s share of underlying net book value	—	2,786
Carrying value of investment in real estate partnership(3)	$—	$31,671

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 have not been made available to us, we have estimated total assets and its components based on the information available to us at the time of this report.

(2)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 have not been made available to us, we have estimated total liabilities and equity and its components based on the information available to us at the time of this report.

(3)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements as of December 31, 2023 have not been made available to us, we have estimated the value of the investment based on the information available to us at the time of this report.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	01/01/2024-01/25/2024 (2)	2023

Revenues	$—	$2,152	$591	$6,307
Operating expenses	—	(2,372)	(559)	(7,584)
Other expenses	—	(207)	(56)	(621)
Net loss	$—	$(427)	$(24)	$(1,898)

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements for the three and nine months ended September 30, 2024 and 2023 have not been made available to us, we have estimated net loss and its components based on the information available to us at the time of this report.

(2)	The estimated net loss and its components are calculated through January 25, 2024, the redemption date.

The amortization of the basis difference between the cost of investment and our share of underlying net book value for the three months ended  September 30, 2024 and 2023 is $0 and $27,000 respectively, and for the nine months ended September 30, 2024 and 2023 is $7,000 and $81,000. We fully amortized the difference into deficit in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, “Guarantees,” and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value which is recorded on the Company’s consolidated balance sheets, net of accumulated amortization. The Company amortized the guarantee liability into income over seven years. For both three months ended  September 30, 2024 and 2023, the amortization of the guarantee liability was $ 0. For the nine months ended September 30, 2024 and 2023, the amortization of the guarantee liability was $ 0 and $ 18,000, respectively.

Estimates regarding Pillarstone OP's guarantee.  The Company, through its subsidiary Whitestone REIT Operating Partnership, L.P., guaranteed Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023.  The loan was also secured by the Uptown Tower property.  The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.  On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

On December 1, 2023, the Company reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and will be entitled to assert a subrogation claim against Pillarstone OP. As of September 30, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

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

On March 4, 2024, Pillarstone REIT authorized and filed the Pillarstone Bankruptcies. As of the date of this filing, Whitestone has not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs.

On April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the Lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13,632,764 tendered to it by Whitestone REIT Operating Partnership, L.P., and the guaranty was subsequently released. On October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the DPO amount.

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
September 30, 2024
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2024	December 31, 2023
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,383	17,658
$14.0 million 4.34% Note, due September 11, 2024	—	12,427
$14.3 million 4.34% Note, due September 11, 2024	—	13,257
$15.1 million 4.99% Note, due January 6, 2024	—	13,350
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	35,714	42,857
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	50,000	50,000
$2.5 million 7.79% Note, due February 28, 2025	1,133	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	79,000	96,000
Total notes payable principal	634,570	640,549
Less deferred financing costs, net of accumulated amortization	(1,018)	(377)
Total notes payable	$633,552	$640,172

(1)

Promissory note includes an interest rate swap that fixes the Secured Overnight Financing Rate (“SOFR”) portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

On March 22, 2019, we, through our Operating Partnership, entered into a Note Purchase and Guarantee Agreement (as amended from time to time, the “Note Agreement”) together with certain subsidiary guarantors as initial guarantor parties thereto (the “Subsidiary Guarantors”) and The Prudential Insurance Company of America and the various other purchasers named therein (collectively, the “Purchasers”) providing for the issuance and sale of $100 million of senior unsecured notes of the Operating Partnership, of which (i) $50 million are designated as 5.09% Series A Senior Notes due March 22, 2029 (the “Series A Notes”) and (ii) $50 million are designated as 5.17% Series B Senior Notes due March 22, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Notes”) pursuant to a private placement that closed on March 22, 2019 (the “Private Placement”). Obligations under the Notes are unconditionally guaranteed by the Company and by the Subsidiary Guarantors.

On December 16, 2022, we through our Operating Partnership, amended the Note Agreement, pursuant to the terms and conditions of that certain Amendment No. 1 to Note Purchase and Guaranty Agreement, by and among the Company and the Operating Partnership, together with certain subsidiary guarantors as initial guarantor parties thereto and The Prudential Insurance Company of America and the various other purchasers named therein, for the purpose of conforming certain covenants and defined terms contained in the Note Agreement with the 2022 Facility (defined below).

The principal of the Series A Notes began to amortize on March 22, 2023 with annual principal payments of approximately $7.1 million. The principal of the Series B Notes will begin to amortize on March 22, 2025 with annual principal payments of $10.0 million. The Notes will pay interest quarterly on the 22nd day of March, June, September and December in each year until maturity.

The Operating Partnership may prepay at any time all, or from time to time part of, the Notes, in an amount not less than $1,000,000 in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus a make-whole amount. The make-whole amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Notes being prepaid over the aggregate principal amount of such Notes (as described in the Note Agreement). In addition, in connection with a Change of Control (as defined in the Note Agreement), the Operating Partnership is required to offer to prepay the Notes at 100% of the principal amount plus accrued and unpaid interest thereon.

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
September 30, 2024
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

On September 16, 2022, we, through our Operating Partnership, entered into an unsecured credit facility (the “2022 Facility”) pursuant to that certain Third Amended and Restated Credit Agreement, by and among the Operating Partnership, the Company and certain subsidiaries of the Company, as guarantors signatory thereto, the lenders party thereto, Bank of Montreal, as administrative agent (the “Administrative Agent”), Truist Bank, as syndication agent, and BMO Capital Markets Corp., Truist Bank, Capital One, National Association, and U.S. Bank National Association, as co-lead arrangers and joint book runners (as amended from time to time, the “Credit Agreement”). The 2022 Facility replaced the Company’s previous unsecured revolving credit facility, dated January 31, 2019 (the “2019 Facility”).

On October 7, 2024, we, through our Operating Partnership, entered into the First Amendment to Third Amended and Restated Credit Agreement and Incremental Term Loan Joinder (the “Amendment”) among the Operating Partnership, the Company and certain subsidiaries of the Company, as guarantors signatory thereto, the Administrative Agent, and L/C Issuer and Associated Bank, National Association, which amends the Credit Agreement.

The Amendment, among other things, establishes the Series One Incremental Term Loan (defined below) consistent with the existing Term Loan (defined below). The Series One Incremental Term Loan accrues interest (at the Operating Partnership’s option) at a Base Rate (defined below) or Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin based upon the Operating Partnership’s then existing total leverage and is subject to adjustment as set forth in the Credit Agreement. In addition, the Operating Partnership entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.665% plus bank credit spreads (that are currently 1.5%, through January 31, 2028), or an all-in rate of 5.165%.

The 2022 Facility is comprised of the following three tranches of indebtedness:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”);

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (the “Term Loan”);

•	$20 million unsecured term loan with a maturity date of January 31, 2028 (the “Series One Incremental Term Loan”), effective October 7, 2024.

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership’s option) at a Base Rate or an Adjusted Term SOFR plus an applicable margin based upon our then existing total leverage. “Base Rate” means, for any day, the higher of: (a) the Administrative Agent’s prime commercial rate, (b) the sum of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York for such day, plus (ii) 0.50%, or (c) the sum of (i) Adjusted Term SOFR for a one-month tenor in effect on such day plus (ii) 1.10%.

As of September 30, 2024, the interest rate on the 2022 Revolver was 6.80%. Based on our current leverage ratio, the revolver has an interest rate of Adjusted Term SOFR plus 1.45%. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus spreads ranging from 1.35% to 2%, through October 28, 2022

•	2.80% plus spreads ranging from 1.35% to 2%, from October 29, 2022 through January 31, 2024

•	3.42% plus spreads ranging from 1.35% to 2%, from February 1, 2024 through January 31, 2028

As of September 30, 2024, the Term Loan with the swaps had a spread of 1.40%.

The Credit Agreement also has a pricing provision where the applicable margin can be adjusted by an aggregate 0.02% per annum based on the Company’s performance on certain sustainability performance targets.

The 2022 Facility includes an accordion feature that allows the Operating Partnership to increase the borrowing capacity by an aggregate amount equal to $200.0 million, upon the satisfaction of certain conditions. As of September 30, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $121.0 million remaining availability under the 2022 Revolver. As of September 30, 2024, $394.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $121.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2022 Facility. The Credit Agreement contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the Credit Agreement contains certain financial covenants including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum secured recourse debt to total asset value ratio of 0.15 to 1.00;

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $449 million plus 75% of the net proceeds from additional equity offerings (as defined therein);

•	minimum adjusted property net operating income to implied unencumbered debt service of 1.50 to 1.00; and

•	maximum unsecured indebtedness to unencumbered asset pool value ratio of 0.60 to 1.00.

As of September 30, 2024, our $153.72 million in secured debt was collateralized by five properties with a carrying value of $242.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2024, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2024 were as follows (in thousands):

Year	Amount Due
2024 (remaining)	$18,062
2025	17,596
2026	146,143
2027	97,414
2028	282,823
Thereafter	72,532
Total	$634,570

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

September 30, 2024
Balance Sheet Location	Estimated Fair Value
Accounts payable and accrued expenses	$(682)

December 31, 2023
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$2,613

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income Recognized in Earnings	Amount of Income Recognized in Earnings (1)
Three Months Ended September 30, 2024	$(8,946)	Interest expense	$1,556
Three Months Ended September 30, 2023	$4,094	Interest expense	$1,929

Nine Months Ended September 30, 2024	$(3,296)	Interest expense	$4,804
Nine Months Ended September 30, 2023	$6,602	Interest expense	$4,833

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and nine months ended September 30, 2024 and 2023.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2024 and 2023, 649,200 and 693,595 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2024 and 2023, 653,990 and 694,054 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$7,723	$2,521	$19,813	$17,887
Less: Net income attributable to noncontrolling interests	(99)	(35)	(257)	(248)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$7,624	$2,486	$19,556	$17,639

Denominator:
Weighted average number of common shares - basic	50,297	49,534	50,067	49,472
Effect of dilutive securities:
Unvested restricted shares	1,008	1,103	1,039	927
Weighted average number of common shares - dilutive	51,305	50,637	51,106	50,399

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.15	$0.05	$0.39	$0.36
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.15	$0.05	$0.38	$0.35

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2024 and 2023, we recognized approximately $ 117,000 and $ 95,000, respectively, in margin tax provision, and for the nine months ended September 30, 2024 and 2023, we recognized approximately $ 348,000 and $ 339,000, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On May 20, 2022, our universal shelf registration statement on Form S-3 (File No. 333-264881) was declared effective by the SEC (the “Registration Statement”), which registers the issuance and sale by us of up to $500 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On September 9, 2022, we entered into eleven equity distribution agreements with certain sales agents names therein for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements.

For both three and nine months ended September 30, 2024, we sold 579,964 common shares under the 2022 equity distribution agreement, with net proceeds to us of approximately $7.6 million. In connection with such sales, we paid compensation of approximately $116,000 to the sales agents. For both three and nine months ended September 2023, we did not sell shares under the 2022 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2024, we owned a 98.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2024 and December 31, 2023, there were 51,174,240 and 50,182,938 OP units outstanding, respectively.  We owned 50,525,040 and 49,489,991 OP units as of September 30, 2024 and December 31, 2023, respectively. The balance of the OP units is owned by third parties, including certain members of our Board of Trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.7% and 98.6% for the three months ended September 30, 2024 and 2023, respectively, and approximately 98.7% and 98.6% for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended  September 30, 2024 and 2023, 0 and 548 OP units, respectively, were redeemed for an equal number of common shares, and during the nine months ended September 30, 2024 and 2023, 43,747 and 1,423 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2023 and the nine months ended September 30, 2024 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2024
Third Quarter	$0.1238	$6,194	$0.1238	$80	$6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.3676	$18,325	$0.3676	$240	$18,565

2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The Compensation Committee administered the 2008 Plan and administers the 2018 Plan except, in each case, with respect to awards to non-employee trustees, for which the 2008 Plan was and the 2018 Plan is administered by the Board of Trustees. The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards. On September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan. These units, which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) occurring on or before September 30, 2024 (the “CIC Units”), were granted to certain of our employees. Since the Change in Control did not occur on or before September 30, 2024, all 455,000 CIC Units have been forfeited.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	1,452,433	$10.12
Granted	372,583	13.84
Vested	(404,171)	6.30
Forfeited	(475,604)	12.94
Non-vested at September 30, 2024	945,241	11.80
Available for grant at September 30, 2024	772,581

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2024 and years ended December 31, 2023 and 2022 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine Months Ended September 30, 2024	372,583	$13.84	(404,171)	$2,546
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841
Year Ended December 31, 2022	360,334	$11.61	(519,003)	$3,442

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Total compensation recognized in earnings for share-based payments was $ 1,281,000 and $ 1,083,000 for the three months ended September 30, 2024 and 2023, respectively, and $ 3,105,000 and $ 2,712,000 for the nine months ended September 30, 2024 and 2023, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards to vest over the next 33 months. As of September 30, 2024, there was approximately $4.0 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 27 months, and approximately $3.4 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on October 1, 2024.

We expect to record approximately $4.5 million in non-cash share-based compensation expense in 2024 and $6.3 million subsequent to 2024. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 25 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of September 30, 2024, the TSR Peer Group Ranking called for attainment of 200%, 150%, and 0% for the shares issued in 2022, 2023, and 2024, respectively.

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

15. REAL ESTATE

Property Acquisitions.

On   April 5, 2024, we acquired Scottsdale Commons, a property that meets our Community Centered Property® strategy, for $22.2 million in cash and net prorations. Scottsdale Commons, a 69,482 square foot property, was 96.6% leased at the time of purchase and is located in Scottsdale, Arizona. The funding for this acquisition was provided by the Company’s credit facility.

On   April 1, 2024, we acquired Anderson Arbor Pad, a development parcel that meets our Community Centered Property® strategy, for $0.9 million in cash and net prorations. Anderson Arbor Pad is located in Austin, Texas. The funding for this acquisition was provided by the Company’s credit facility.

On February 20, 2024, we acquired Garden Oaks Shopping Center, a property that meets our Community Centered Property® strategy, for $27.2 million in cash and net prorations. Garden Oaks Shopping Center, a 106,858 square foot property, was 95.8% leased at the time of purchase and is located in Houston, Texas. The funding for this acquisition was provided by the Company’s credit facility.

On June 12, 2023, we acquired Arcadia Towne Center, a property that meets our Community Centered Property® strategy, for $25.5 million in cash and net prorations. Arcadia Towne Center, a 69,503 square foot property, was 100% leased at the time of purchase and is located in Phoenix, Arizona. The funding for this acquisition was provided by the Company’s credit facility.

Property dispositions.

On August 9, 2024, we completed the sale of Fountain Hills Plaza along with the adjacent parcel of development land, located in Phoenix, Arizona, for $21.3 million. We recorded a gain on sale of $3.6 million. We have not included Fountain Hills Plaza in discontinued operations as it did not meet the definition of discontinued operations.

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
September 30, 2024
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

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Revenue (Expense)	2024	2023	2024	2023
Rent	Operating and maintenance	$—	$—	$—	$(15)
Property management fee income	Management, transaction, and other fees	$—	$—	$—	$—

17.  COMMITMENTS AND CONTINGENCIES

Guarantor for Pillarstone OP’s Loan

The Company, through its subsidiary Whitestone REIT Operating Partnership, L.P., guaranteed Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023. The loan was also secured by the Uptown Tower property. The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan. On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

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

On December 1, 2023, Pillarstone OP authorized and filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower, in the Bankruptcy Court. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On February 9, 2024, the Lender filed suit in New York County against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee.  On March 4, 2024, Pillarstone REIT authorized and filed the Pillarstone Bankruptcies.

On April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the Lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13,632,764 tendered to it by Whitestone REIT Operating Partnership, L.P., and the guaranty was subsequently released. The Company is pursuing collection of the DPO amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP. On October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13,632,764 million.

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

On December 6, 2023, the District Court of Harris County, Texas granted summary judgement and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and officers. The dismissal is subject to appeal. The Company’s counter-claims against Mr. Mastandrea for breach of fiduciary duty, theft, and conversion of company property remain.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

On  January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted Whitestone OP from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed Whitestone OP to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, would later enter a monetary judgment against Pillarstone for the difference between the amount Whitestone would have received in or around  December 2021 and the current value.

On  January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On  March 4, 2024, Pillarstone REIT authorized and filed the Pillarstone Bankruptcies.

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

18.  SUBSEQUENT EVENTS

On October 7, 2024, we, through our Operating Partnership, entered into the Amendment, which among other things, establishes the Series One Incremental Term Loan consistent with the existing Term Loan. The Series One Incremental Term Loan accrues interest (at the Operating Partnership’s option) at a Base Rate or Adjusted Term SOFR plus an applicable margin based upon the Operating Partnership’s then existing leverage and is subject to adjustment as set forth in the Credit Agreement. In addition, the Operating Partnership entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.665% plus bank credit spreads (that are currently 1.5%, through January 31, 2028), or an all-in rate of 5.165%. See Note 7 (Debt) for additional information regarding the Amendment and the 2022 Facility.

The proceeds of the Series One Incremental Term Loan were used to pay down a portion of the Operating Partnership’s outstanding Revolving Loan (as defined in the Credit Agreement) borrowings.

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
•

adverse economic or real estate developments or conditions in Texas or Arizona, Houston, Dallas, and Phoenix in particular, including the potential impact of public health emergencies on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

•	our current geographic concentration in the Houston, Dallas, and Phoenix metropolitan area markets makes us susceptible to potential local economic downturns;
•	increases in interest rates, including as a result of inflation, which may increase our operating costs or general and administrative expenses;
•	natural disasters, such as floods and hurricanes, which may increase as a result of climate change may adversely affect our returns and adversely impact our existing and prospective tenants;
•	increasing focus by stakeholders on environmental, social and governance matters;
•	financial institution disruptions;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	decreases in rental rates or increases in vacancy rates;
•	harm to our reputation, ability to do business and results of operations as a result of improper conduct by our employees, agents or business partners;
•	litigation risks;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;
•

risks related to generative artificial intelligence tools and language models, along with the potential interpretations and conclusions they might make regarding our business and prospects, particularly concerning the spread of misinformation;

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip and unrest in the Middle East;
•	the need to fund tenant improvements or other capital expenditures out of our operating cash flow;
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all; and
•	the ultimate amount we will collect in connection with the redemption of our equity investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP.”)

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

As of September 30, 2024, we wholly owned 55 commercial properties consisting of:

Consolidated Operating Portfolio

•

50 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $977.0 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $22.6 million.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of September 30, 2024, we had an aggregate of 1,466 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.1% of our annualized rental revenues for the nine months ended September 30, 2024.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 219 new and renewal leases during the nine months ended September 30, 2024, totaling 735,695 square feet and approximately $78.2 million in total lease value.  This compares to 223 new and renewal leases totaling 717,777 square feet and approximately $68.6 million in total lease value during the same period in 2023.

We employed 73 full-time employees as of September 30, 2024. As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of September 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest.  On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and, while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

Inflation

We anticipate that the majority of our leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation. In addition, many of our leases are for terms of less than five years, which allows us to adjust rental rates to reflect inflation and other changing market conditions when the leases expire. Consequently, increases due to inflation, as well as ad valorem tax rate increases, generally do not currently have a significant adverse effect upon our operating results.

Rising Interest Rates

As of September 30, 2024, $79.0 million, or approximately 12% of our outstanding debt, was subject to floating interest rates of Secured Overnight Financing Rate (“SOFR”) plus 1.60% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.8 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $38.6 million and $37.1 million for the three months ended September 30, 2024 and 2023, respectively, and $113.4 million and $109.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. During the three months ended September 30, 2024 and 2023, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.3 million and $0.4 million decrease in revenue, respectively, and during the nine months ended September 30, 2024 and 2023, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, resulting in a $1.0 million decrease in revenue during both periods. The three months ended September 30, 2024 included 20 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The three months ended September 30, 2023 included 17 cash basis tenants, resulting in an increase to rental revenue for straight-line rent adjustment of $0.03 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The nine months ended September 30, 2024 included 20 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.5 million, and the nine months ended September 30, 2023 included 17 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.5 million.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2024, approximately 20% of our GLA was subject to leases that expire prior to December 31, 2025.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 68% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with a tenant as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On  April 5, 2024, we acquired Scottsdale Commons, a property that meets our Community Centered Property® strategy, for $22.2 million in cash and net prorations. Scottsdale Commons, a 69,482 square foot property, was 96.6% leased at the time of purchase and is located in Scottsdale, Arizona. The funding for this acquisition was provided by the Company's credit facility. The funding for this acquisition was provided by the Company’s credit facility.

On  April 1, 2024, we acquired Anderson Arbor Pad, a development parcel that meets our Community Centered Property® strategy, for $0.9 million in cash and net prorations. Anderson Arbor Pad is located in Austin, Texas. The funding for this acquisition was provided by the Company’s credit facility.

On February 20, 2024, we acquired Garden Oaks Shopping Center, a property that meets our Community Centered Property® strategy, for $27.2 million in cash and net prorations. Garden Oaks Shopping Center, a 106,858 square foot property, was 95.8% leased at the time of purchase and is located in Houston, Texas. The funding for this acquisition was provided by the Company’s credit facility.

On June 12, 2023, we acquired Arcadia Towne Center, a property that meets our Community Centered Property® strategy, for $25.5 million in cash and net prorations. Arcadia Towne Center, a 69,503 square foot property, was 100% leased at the time of purchase and is located in Phoenix, Arizona. The funding for this acquisition was provided by the Company’s credit facility.

On August 9, 2024, we completed the sale of Fountain Hills Plaza along with the adjacent parcel of development land, located in Phoenix, Arizona, for $21.3 million. We recorded a gain on sale of $3.6 million. We have not included Fountain Hills Plaza in discontinued operations as it did not meet the definition of discontinued operations.

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

Leasing Activity

As of September 30, 2024, we owned 55 properties with 4,943,761 square feet of GLA and, as of September 30, 2024 and September 30, 2023, our occupancy rate for all properties was approximately 94% and 93%, respectively. The following is a summary of our leasing activity for the nine months ended September 30, 2024:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	133	535,240	4.1	$0.88	$20.33	$18.74	18.0%
New Leases	35	74,119	5.3	18.28	32.32	28.27	28.1%
Total	168	609,359	4.2	$2.99	$21.78	$19.90	19.8%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	139	554,951	4.0	$0.87	$20.46
New Leases	80	180,744	6.4	20.36	25.33
Total	219	735,695	4.6	$5.66	$21.65

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Except for the new accounting policies associated with the Pillarstone OP redemption, there have been no significant changes to policies during the nine months ended September 30, 2024. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table provides a general comparison of our results of operations and other metrics for the three months ended September 30, 2024 and 2023 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended September 30,
	2024	2023
Number of properties owned and operated	55	56
Aggregate GLA (sq. ft.)(1)	4,943,761	5,036,645
Ending occupancy rate - operating portfolio (1)	94%	93%
Ending occupancy rate	94%	93%

Total revenues	$38,633	$37,134
Total operating expenses	25,940	25,279
Total other expense (income)	4,852	8,864
Income before equity investment in real estate partnership and income tax	7,841	2,991
Deficit in earnings of real estate partnership	—	(375)
Provision for income tax	(118)	(95)
Net income	7,723	2,521
Less: Net income attributable to noncontrolling interests	99	35
Net income attributable to Whitestone REIT	$7,624	$2,486

Funds from operations(2)	$12,976	$11,693
Property net operating income(3)	26,492	26,246
Distributions paid on common shares and OP units	6,274	6,011
Distributions per common share and OP unit	$0.1238	$0.1200
Distributions paid as a percentage of funds from operations	48%	51%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended September 30, 2024 to the three months ended September 30, 2023, Same Store includes properties owned during the entire period from July 1, 2023 to September 30, 2024. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Revenue	2024	2023	Change	% Change
Same Store
Rental revenues (1)	$25,920	$25,431	$489	2%
Recoveries (2)	11,025	10,203	822	8%
Bad debt	(359)	(399)	40	(10)%
Total rental	36,586	35,235	1,351	4%
Other revenues	267	460	(193)	(42)%
Same Store Total	36,853	35,695	1,158	3%

Non-Same Store
Rental revenues (3)	1,194	1,090	104	10%
Recoveries (3)	313	332	(19)	(6)%
Bad debt (3)	14	10	4	40%
Total rental	1,521	1,432	89	6%
Other revenues (3)	259	7	252	3600%
Non-Same Store Total	1,780	1,439	341	24%

Total revenue	$38,633	$37,134	$1,499	4%

(1)

The Same Store rental revenues increase of $489,000 resulted from an increase of $224,000 from higher average leased square feet from 4,431,758 to 4,470,741, and an increase of $265,000 from higher average rent per leased square foot from $22.95 to $23.19. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of a decrease of $130,000 and an increase of $33,000 for the three months ended September 30, 2024 and 2023, respectively.

(2)

The Same Store recoveries revenue increase of $822,000 is primarily attributable to increases in operating expenses and increases in recoverability of expenses from the increased occupancy at our properties.

(3)

Non-Same Store rental revenue includes Fountain Hills Plaza (sold on August 9, 2024), Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), and Spoerlein Commons (sold on December 20, 2023).

Operating expenses. The primary components of operating expenses for the three months ended September 30, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Operating Expenses	2024	2023	Change	% Change
Same Store
Operating and maintenance	$7,050	$6,586	$464	7%
Real estate taxes	4,641	4,604	37	1%
Same Store total	11,691	11,190	501	4%

Non-Same Store
Operating and maintenance (1)	253	276	(23)	(8)%
Real estate taxes (1)	197	89	108	121%
Non-Same Store total	450	365	85	23%
Depreciation and amortization	8,921	8,332	589	7%
General and administrative (2)	4,878	5,392	(514)	(10)%
Total operating expenses	$25,940	$25,279	$661	3%

(1)

Non-Same Store rental expenses includes Fountain Hills Plaza (sold on August 9, 2024), Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), and Spoerlein Commons (sold on December 20, 2023).

(2)

The general and administrative expense decrease is attributable to increased payroll cost of $282,000, increased share based compensation of $176,000, increased professional fees of $131,000, and increased other costs of $37,000, offset by decreased legal fees of $1,140,000.

Other expenses (income). The primary components of other expenses (income) for the three months ended September 30, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Other Expenses (Income)	2024	2023	Change	% Change

Interest expense (1)	$8,506	$8,400	$106	1%
Gain on sale of properties (2)	(3,762)	(5)	(3,757)	N/A
Loss on disposal of assets	111	480	(369)	(77)%
Interest, dividend and other investment income	(3)	(11)	8	(73)%
Total other expenses	$4,852	$8,864	$(4,012)	(45)%

(1)	The $106,000 increase in interest expense is primarily attributable to an increase in our average outstanding notes payable balance of $8,226,000.

(2)

On August 9, 2024, we completed the sale of Fountain Hills Plaza along with the adjacent parcel of development land, located in Phoenix, Arizona, for $21.3 million. We recorded a gain on sale of $3.6 million.

Deficit in earnings of real estate partnership. As of September 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the three months ended September 30, 2023 our estimated deficit in earnings from the real estate partnership was $375,000. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Same Store (48 properties, excluding development land)
Property revenues
Rental	$36,586	$35,235	$1,351	4%
Management, transaction and other fees	267	460	(193)	(42)%
Total property revenues	36,853	35,695	1,158	3%

Property expenses
Property operation and maintenance	7,050	6,586	464	7%
Real estate taxes	4,641	4,604	37	1%
Total property expenses	11,691	11,190	501	4%

Total property revenues less total property expenses	25,162	24,505	657	3%

Same Store straight-line rent adjustments	(695)	(833)	138	(17)%
Same Store amortization of above/below market rents	(221)	(214)	(7)	3%
Same Store lease termination fees	(30)	(300)	270	(90)%

Same Store NOI(1)	$24,216	$23,158	$1,058	5%

(1)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Reconciliation of Non-GAAP Financial Measures—Property Net Income (“NOI”)” below.

	Three Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2024	2023
Net income attributable to Whitestone REIT	$7,624	$2,486
General and administrative expenses	4,878	5,392
Depreciation and amortization	8,921	8,332
Deficit in earnings of real estate partnership(1)	—	375
Interest expense	8,506	8,400
Interest, dividend and other investment income	(3)	(11)
Provision for income taxes	118	95
Gain on sale of properties	(3,762)	(5)
Loss on disposal of assets	111	480
NOI of real estate partnership (pro rata)(1)	—	667
Net income attributable to noncontrolling interests	99	35
NOI	$26,492	$26,246
Non-Same Store NOI (2)	(1,330)	(1,074)
NOI of real estate partnership (pro rata)(1)	—	(667)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	25,162	24,505
Same Store straight-line rent adjustments	(695)	(833)
Same Store amortization of above/below market rents	(221)	(214)
Same Store lease termination fees	(30)	(300)
Same Store NOI (3)	$24,216	$23,158

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three months ended September 30, 2023 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. As of September 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended September 30, 2024 to the three months ended September 30, 2023, Non-Same Store includes properties acquired between July 1, 2023 and September 30, 2024 and properties sold between July 1, 2023 and September 30, 2024, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended September 30, 2024 to the three months ended September 30, 2023, Same Store includes properties owned before July 1, 2023 and not sold before September 30, 2024. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table provides a general comparison of our results of operations and other metrics for the nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share and per OP unit amounts):

	Nine Months Ended September 30,
	2024	2023
Number of properties owned and operated	55	56
Aggregate GLA (sq. ft.)(1)	4,943,761	5,036,645
Ending occupancy rate - operating portfolio (1)	94%	93%
Ending occupancy rate	94%	93%

Total revenues	$113,444	$109,445
Total operating expenses	77,507	74,204
Total other expense	15,769	15,388
Income before equity investment in real estate partnership and income tax	20,168	19,853
Deficit in earnings of real estate partnership	(28)	(1,627)
Provision for income tax	(327)	(339)
Net income	19,813	17,887
Less: Net income attributable to noncontrolling interests	257	248
Net income attributable to Whitestone REIT	$19,556	$17,639

Funds from operations (2)	$36,064	$34,387
Property net operating income (3)	79,972	77,329
Distributions paid on common shares and OP units	18,565	18,003
Distributions per common share and OP unit	$0.3676	$0.3600
Distributions paid as a percentage of funds from operations	51%	52%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023, Same Store includes properties owned during the entire period from January 1, 2023 to September 30, 2024. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Revenue	2024	2023	Change	% Change
Same Store
Rental revenues (1)	$76,179	$74,324	$1,855	2%
Recoveries (2)	30,455	29,029	1,426	5%
Bad debt	(1,007)	(859)	(148)	17%
Total rental	105,627	102,494	3,133	3%
Other revenues	856	1,025	(169)	(16)%
Same Store Total	106,483	103,519	2,964	3%

Non-Same Store
Rental revenues (3)	5,171	4,456	715	16%
Recoveries (3)	1,554	1,542	12	1%
Bad debt (3)	(24)	(87)	63	(72)%
Total rental	6,701	5,911	790	13%
Other revenues (3)	260	15	245	1633%
Non-Same Store Total	6,961	5,926	1,035	17%

Total revenue	$113,444	$109,445	$3,999	4%

(1)

The Same Store rental revenues increase of $1,855,000 resulted from an increase of $662,000 from higher average leased square feet from 4,378,624 to 4,417,687, and an increase of $1,193,000 from higher average rent per leased square foot from $22.63 to $22.99. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of a decrease of $171,000 and $86,000 for the nine months ended September 30, 2024 and 2023, respectively.

(2)

The Same Store recoveries revenue increase of $1,426,000 is primarily attributable to increases in operating expenses and increases in recoverability of expenses from the increased occupancy at our properties.

(3)

Non-Same Store rental revenue includes Fountain Hills Plaza (sold on August 9, 2024), Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), Sporlein Commons (sold on December 20, 2023, Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), and Arcadia Towne Center (acquired on June 12, 2023).

Operating expenses. The primary components of operating expenses for the nine months ended September 30, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Operating Expenses	2024	2023	Change	% Change
Same Store
Operating and maintenance (1)	$19,633	$18,665	$968	5%
Real estate taxes (2)	12,450	13,636	(1,186)	(9)%
Same Store total	32,083	32,301	(218)	(1)%

Non-Same Store and affiliated company rents
Operating and maintenance (3)	1,034	1,167	(133)	(11)%
Real estate taxes (3)	538	532	6	1%
Affiliated company rents (4)	—	15	(15)	(100)%
Non-Same Store and affiliated company rents total	1,572	1,714	(142)	(8)%
Depreciation and amortization (3)	26,242	24,538	1,704	7%
General and administrative (5)	17,610	15,651	1,959	13%
Total operating expenses	$77,507	$74,204	$3,303	4%

(1)

The $968,000 Same Store operating and maintenance cost increase includes $466,000 in increased insurance cost, $403,000 in increased contract services costs, and $231,000 in increased utilities costs, offset by $132,000 in decreased repair costs and other costs.

(2)	Same Store real estate taxes decrease is primarily from $1,186,000 of real estate property tax reduction from successful property tax protests.

(3)

Non-Same Store rental expenses includes Fountain Hills Plaza (sold on August 9, 2024), Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), Sporlein Commons (sold on December 20, 2023, Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), and Arcadia Towne Center (acquired on June 12, 2023).

(4)	Affiliated company rents are spaces that we leased from Pillarstone OP.

(5)

The general and administrative expense increase is attributable to proxy solicitation fees of $1,757,000, increased payroll costs of $1,103,000, increased share-based compensation of $318,000, and increased other costs of $112,000, offset by decreased legal fees of $1,331,000.

Other expenses. The primary components of other expenses for the nine months ended September 30, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Other Expenses	2024	2023	Change	% Change

Interest expense (1)	$25,813	$24,563	$1,250	5%
Gain on sale of properties (2)	(10,212)	$(9,626)	(586)	N/A
Loss on disposal of assets	183	$500	(317)	(63)%
Interest, dividend and other investment income	(15)	(49)	34	(69)%
Total other expenses	$15,769	$15,388	$381	2%

(1)	The $1,250,000 increase in interest expense is attributable to higher interest rates, which led to an increase in our effective interest rate to 5.16% for the nine months ended September 30, 2024 as compared to 4.99% for the nine months ended September 30, 2023, resulting in a $816,000 increase in interest expense and an increase in our average outstanding notes payable balance of $11,442,000, resulting in a $434,000 increase in interest expense.

(2)

On August 9, 2024, we completed the sale of Fountain Hills Plaza along with the adjacent parcel of development land, located in Phoenix, Arizona, for $21.3 million. We recorded a gain on sale of $3.6 million.

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

Deficit in earnings of real estate partnership. As of September 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the nine months ended September 30, 2024, our estimated deficit in earnings from the real estate partnership, which was generated through our 81.4% ownership of Pillarstone OP up to the redemption date, amounted to $28,000. For the nine months ended September 30, 2023 our estimated deficit in earnings from the real estate partnership was $1,627,000. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Nine Months Ended September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Same Store (47 properties, excluding development land)
Property revenues
Rental	$105,627	$102,494	$3,133	3%
Management, transaction and other fees	856	1,025	(169)	(16)%
Total property revenues	106,483	103,519	2,964	3%

Property expenses
Property operation and maintenance	19,633	18,665	968	5%
Real estate taxes	12,450	13,636	(1,186)	(9)%
Total property expenses	32,083	32,301	(218)	(1)%

Total property revenues less total property expenses	74,400	71,218	3,182	4%

Same Store straight-line rent adjustments	(2,581)	(2,390)	(191)	8%
Same Store amortization of above/below market rents	(600)	(607)	7	(1)%
Same Store lease termination fees	(298)	(600)	302	(50)%

Same Store NOI(1)	$70,921	$67,621	$3,300	5%

(1)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Measures—Property Net Income (“NOI”)” below.

	Nine Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2024	2023
Net income attributable to Whitestone REIT	$19,556	$17,639
General and administrative expenses	17,610	15,651
Depreciation and amortization	26,242	24,538
Deficit in earnings of real estate partnership (1)	28	1,627
Interest expense	25,813	24,563
Interest, dividend and other investment income	(15)	(49)
Provision for income taxes	327	339
Gain on sale of properties, net	(10,212)	(9,626)
Management fee, net of related expenses	—	16
Loss on disposal of assets	183	500
NOI of real estate partnership (pro rata) (1)	183	1,883
Net income attributable to noncontrolling interests	257	248
NOI	$79,972	$77,329
Non-Same Store NOI (2)	(5,389)	(4,228)
NOI of real estate partnership (pro rata)(1)	(183)	(1,883)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	74,400	71,218
Same Store straight-line rent adjustments	(2,581)	(2,390)
Same Store amortization of above/below market rents	(600)	(607)
Same Store lease termination fees	(298)	(600)
Same Store NOI (3)	$70,921	$67,621

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the nine months ended September 30, 2024 and 2023 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. As of September 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended September 30, 2024 to the three months ended September 30, 2023, Non-Same Store includes properties acquired between January 1, 2023 and September 30, 2024 and properties sold between January 1, 2023 and September 30, 2024, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended September 30, 2024 to the three months ended September 30, 2023, Same Store includes properties owned before January 1, 2023 and not sold before September 30, 2024. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and Core FFO, along with the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO (NAREIT) AND CORE FFO	2024	2023	2024	2023
Net income attributable to Whitestone REIT	$7,624	$2,486	$19,556	$17,639
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	8,904	8,294	26,169	24,417
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	—	403	111	1,209
Loss on disposal of assets	111	480	183	500
Gain on sale of properties	(3,762)	(5)	(10,212)	(9,626)
Net income attributable to noncontrolling interests	99	35	257	248
FFO (NAREIT)	$12,976	$11,693	$36,064	$34,387
Adjustments to reconcile to Core FFO:
Proxy contest costs	—	—	1,757	—
Core FFO	$12,976	$11,693	$37,821	$34,387

(1)

Includes pro-rata share attributable to real estate partnership for the three and nine months ended months ended September 30, 2023 and for the nine months ended September 30, 2024, through January 25, 2024, the redemption date.

(2)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three and nine months ended September 30, 2024 and 2023 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report. As of September 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PROPERTY NET OPERATING INCOME	2024	2023	2024	2023
Net income attributable to Whitestone REIT	$7,624	$2,486	$19,556	$17,639
General and administrative expenses	4,878	5,392	17,610	15,651
Depreciation and amortization	8,921	8,332	26,242	24,538
Deficit in earnings of real estate partnership	—	375	28	1,627
Interest expense	8,506	8,400	25,813	24,563
Interest, dividend and other investment income	(3)	(11)	(15)	(49)
Provision for income taxes	118	95	327	339
Gain on sale of properties	(3,762)	(5)	(10,212)	(9,626)
Management fee, net of related expenses	—	—	—	16
Loss on disposal of assets	111	480	183	500
NOI of real estate partnership (pro rata) (1)	—	667	183	1,883
Net income attributable to noncontrolling interests	99	35	257	248
NOI	$26,492	$26,246	$79,972	$77,329

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three and nine months ended September 30, 2024 and 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. As of September 30, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. Please refer to Note 6 for the full disclosure.

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

During the nine months ended September 30, 2024, our cash provided by operating activities was $40,156,000 and our total distributions were $18,565,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $21,591,000. We anticipate that cash flows from operating activities and our borrowing capacity under our 2022 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures, acquisitions and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes. The funding for the Scottsdale Commons acquisition was provided by the 2022 Facility.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On March 5, 2024, the Company announced an increase to its quarterly distribution to $0.12375 per common share and OP unit, equal to a monthly distribution of $0.04125, beginning with the April 2024 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of September 30, 2024, subject to any potential future paydowns in the borrowing base, we have $121.0 million remaining availability under the 2022 Revolver.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. In light of the dynamics in the capital markets impacted by macro economic factors and economic uncertainty, our access to capital may be diminished. Despite these potential challenges, we believe we have sufficient access to capital for the foreseeable future, but we can provide no assurance that such capital will be available to us in the future on attractive terms or at all.

On May 20, 2022, our universal shelf registration statement on Form S-3 (File No. 333-264881) was declared effective by the SEC (the “Registration Statement”), which registers the issuance and sale by us of up to $500 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On September 9, 2022, we entered into eleven equity distribution agreements with certain sales agents’ names therein for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements. For both the three and nine months ended September 30, 2024, we sold 579,964 common shares under the 2022 equity distribution agreements, with net proceeds to us of approximately $7.6 million. In connection with such sales, we paid compensation of approximately $116,000 to the sales agents. For both the three and nine months ended September 2023, we did not sell shares under the 2022 equity distribution agreements.

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

As discussed in Note 2 (Summary of Significant Accounting Policies) to the accompanying consolidated financial statements, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 7 (Debt)) to the accompanying consolidated financial statements), which is collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. The note was paid off in January 2024. As of September 30, 2024, we had no restricted cash.

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $2,534,000 as of September 30, 2024, as compared to $4,640,000 on December 31, 2023.  Sources and uses of cash during the nine months ended September 30, 2024 and 2023 were as follows:

Sources of Cash

•	Proceeds from notes payable of $56,340,000 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023;

•	Proceeds from sale of properties of $46,444,000 for the nine months ended September 30, 2024, compared to $13,447,000 for the nine months ended September 30, 2023;

•	Cash flow from operations of $40,156,000 for the nine months ended September 30, 2024, compared to $35,854,000 for the nine months ended September 30, 2023;

•	Proceeds from issuance of common shares, net of offering costs of $7,620,000 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023;

Uses of Cash

•	Acquisition of real estate of $50,137,000 for the nine months ended September 30, 2024, compared to $25,474,000 for the nine months ended September 30, 2023;

•	Payments of notes payable of $47,950,000 for the nine months ended September 30, 2024, compared to $29,823,000 for the nine months ended September 30, 2023;

•	Payment of distributions to common shareholders and OP unit holders of $18,565,000 for the nine months ended September 30, 2024, compared to $18,003,000 for the nine months ended September 30, 2023;

•

Net payment of credit facility of $17,000,000 for the nine months ended September 30, 2024, compared to net proceeds from the credit facility of $34,000,000 for the nine months ended September 30, 2023;

•	Additions to real estate of $15,485,000 for the nine months ended September 30, 2024, compared to $12,748,000 for the nine months ended September 30, 2023;

•

Repurchase of common shares from employees to satisfy tax withholding obligations upon vesting of equity awards of $2,641,000 for the nine months ended September 30, 2024, compared to $525,000 for the nine months ended September 30, 2023;

•	Payment of loan origination costs of $789,000 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023;

•	Payment of finance lease liability of $18,000 for the nine months ended September 30, 2024, compared to $10,000 for the nine months ended September 30, 2023 and;

•	Payment of exchange offering costs of $81,000 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2024	December 31, 2023
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million 4.15% Note, due December 1, 2024	17,383	17,658
$14.0 million 4.34% Note, due September 11, 2024	—	12,427
$14.3 million 4.34% Note, due September 11, 2024	—	13,257
$15.1 million 4.99% Note, due January 6, 2024	—	13,350
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	35,714	42,857
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	50,000	50,000
$2.5 million 7.79% Note, due February 28, 2025	1,133	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	79,000	96,000
Total notes payable principal	634,570	640,549
Less deferred financing costs, net of accumulated amortization	(1,018)	(377)
Total notes payable	$633,552	$640,172

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

Scheduled maturities of our outstanding debt as of September 30, 2024 were as follows (in thousands):

Year	Amount Due
2024 (remaining)	$18,062
2025	17,596
2026	146,143
2027	97,414
2028	282,823
Thereafter	72,532
Total	$634,570

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

On September 16, 2022 we, through our Operating Partnership, entered into an unsecured credit facility (the “2022 Facility”) pursuant to that certain Third Amended and Restated Credit Agreement, by and among the Operating Partnership, the Company and certain subsidiaries of the Company, as guarantors signatory thereto, the lenders party thereto, Bank of Montreal, as administrative agent (the “Administrative Agent”), Truist Bank, as syndication agent, and BMO Capital Markets Corp., Truist Bank, Capital One, National Association, and U.S. Bank National Association, as co-lead arrangers and joint book runners (as amended from time to time, the “Credit Agreement”). The 2022 Facility replaced the Company’s previous unsecured revolving credit facility, dated January 31, 2019.

On October 7, 2024, we, through our Operating Partnership, entered into the First Amendment to Third Amended and Restated Credit Agreement and Incremental Term Loan Joinder (the “Amendment”) among the Operating Partnership, the Company and certain subsidiaries of the Company, as guarantors signatory thereto, the Administrative Agent, and L/C Issuer and Associated Bank, National Association, which amends the Credit Agreement.

The Amendment, among other things, establishes the Series One Incremental Term Loan (defined below) consistent with the existing Term Loan (defined below). The Series One Incremental Term Loan accrues interest (at the Operating Partnership’s option) at a Base Rate (defined below) or Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin based upon the Operating Partnership’s then existing total leverage and is subject to adjustment as set forth in the Credit Agreement. In addition, the Operating Partnership entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.665% plus bank credit spreads (that are currently 1.5%, through January 31, 2028), or an all-in rate of 5.165%.

The 2022 Facility is comprised of the following three tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”);

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (the “Term Loan”);

•	$20.0 million unsecured term loan with a maturity date of January 31, 2028 (the “Series One Incremental Term Loan”), effective October 7, 2024.

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership’s option) at a Base Rate or Adjusted Term SOFR plus an applicable margin based upon our then existing total leverage as set forth in the Credit Agreement. “Base Rate” means, for any day, the higher of: (a) the Administrative Agent’s prime commercial rate, (b) the sum of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York for such day, plus (ii) 0.50%, or (c) the sum of (i) Adjusted Term SOFR for a one-month tenor in effect on such day plus (ii) 1.10%.

As of September 30, 2024, the interest rate on the 2022 Revolver was 6.80%. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus spreads ranging from 1.35% to 2%, through October 28, 2022

•	2.80% plus spreads ranging from 1.35% to 2%, from October 29, 2022 through January 31, 2024

•	3.42% plus spreads ranging from 1.35% to 2%, from February 1, 2024 through January 31, 2028

As of September 30, 2024, the Term Loan with the swaps had a spread of 1.40%.

The 2022 Facility also has a pricing provision where the applicable margin can be adjusted by an aggregate 0.02% per annum based on the Company’s performance on certain sustainability performance targets.

The 2022 Facility includes an accordion feature that allows the Operating Partnership to increase the borrowing capacity by an aggregate principal amount not to exceed $200.0 million, upon the satisfaction of certain conditions. As of September 30, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $121.0 million remaining availability under the 2022 Revolver. As of September 30, 2024, $394.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $121.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2022 Facility. The 2022 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2022 Facility contains certain financial covenants including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum secured recourse debt to total asset value ratio of 0.15 to 1.00;

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $449 million plus 75% of the net proceeds from additional equity offerings (as defined therein);

•	minimum adjusted property net operating income to implied unencumbered debt service of 1.50 to 1.00; and

•	maximum unsecured indebtedness to unencumbered asset pool value of 0.60 to 1.00.

On March 22, 2019, we, through our Operating Partnership, entered into a Note Purchase and Guarantee Agreement (as amended from time to time, the “Note Agreement”) together with certain subsidiary guarantors as initial guarantor parties thereto (the “Subsidiary Guarantors”) and The Prudential Insurance Company of America and the various other purchasers named therein (collectively, the “Purchasers”) providing for the issuance and sale of $100 million of senior unsecured notes of the Operating Partnership, of which (i) $50 million are designated as 5.09% Series A Senior Notes due March 22, 2029 (the “Series A Notes”) and (ii) $50 million are designated as 5.17% Series B Senior Notes due March 22, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Notes”) pursuant to a private placement that closed on March 22, 2019 (the “Private Placement”). Obligations under the Notes are unconditionally guaranteed by the Company and by the Subsidiary Guarantors.

On December 16, 2022, we, through our Operating Partnership, amended the Note Agreement, pursuant to the terms and conditions of that certain Amendment No. 1 to Note Purchase and Guaranty Agreement, by and among the Company and the Operating Partnership, together with certain subsidiary guarantors as initial guarantor parties thereto and The Prudential Insurance Company of America and the various other purchasers named therein, for the purposes of conforming certain covenants and defined terms contained in the Note Agreement with the 2022 Facility.

The principal of the Series A Notes began to amortize on March 22, 2023, with annual principal payments of approximately $7.1 million. The principal of the Series B Notes will begin to amortize on March 22, 2025 with annual principal payments of $10.0 million. The Notes will pay interest quarterly on the 22nd day of March, June, September and December in each year until maturity.

The Operating Partnership may prepay at any time all, or from time to time part of, the Notes, in an amount not less than $1,000,000 in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus a make-whole amount. The make-whole amount is equal to the excess, if any, of the discounted value of the remaining scheduled payments with respect to the Notes being prepaid over the aggregate principal amount of such Notes (as described in the Note Agreement). In addition, in connection with a Change of Control (as defined in the Note Agreement), the Operating Partnership is required to offer to prepay the Notes at 100% of the principal amount plus accrued and unpaid interest thereon.

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

Net proceeds from the Private Placement were used to refinance existing indebtedness. The Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Notes were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

As of September 30, 2024, our $153.72 million in secured debt was collateralized by five properties with a carrying value of $242.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2024, we were in compliance with all loan covenants.

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

The following is a summary of the Company's capital expenditures for the three and nine month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital expenditures:
Tenant improvements and allowances	$2,838	$997	$9,112	$4,452
Developments / redevelopments	641	932	2,850	2,817
Leasing commissions and costs	662	617	2,142	1,682
Maintenance capital expenditures	3,268	1,711	4,962	5,142
Total capital expenditures (1)	$7,409	$4,257	$19,066	$14,093

(1)	Total capital expenditures include the non cash accrued capital expenditures line item as reported in the consolidated statements of cash flows.

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

During the nine months ended September 30, 2024, we paid distributions to our common shareholders and OP unit holders of $18.6 million, compared to $18.0 million in the nine months ended September 30, 2023.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2023 and the nine months ended September 30, 2024 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2024
Third Quarter	$0.1238	$6,194	$0.1238	$80	$6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.3676	$18,325	$0.3676	$240	$18,565

2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 1999.  As a REIT, we generally are not subject to federal income tax on income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates.  We believe that we are organized and operate in a manner to qualify and be taxed as a REIT, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Fixed Interest Rate

As of September 30, 2024, $555.6 million, or approximately 88% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2024 of approximately 4.87% per annum with scheduled maturities ranging from 2024 to 2031. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $14.3 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2024, $79.0 million, or approximately 12% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.8 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in Note 17 to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 17 is incorporated herein by reference.

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 other than the following.

Risk associated with the Kroger acquisition of Albertsons.

On October 14, 2022, Kroger Co. (“Kroger”) announced its intention to acquire Albertsons Companies, Inc. (“Albertsons”). In connection with obtaining the regulatory clearance necessary to close the transaction, C&S Wholesale Grocers has entered into a definitive agreement to purchase 579 stores. As of September 30, 2024, the Company had 3 grocery stores owned by Albertsons as the Company's tenants, and 2 grocery stores in shadow space adjacent to Company properties. If the acquisition is approved by regulating authorities, any of the Albertsons' stores currently leasing from Whitestone REIT could be purchased by C&S Wholesale Grocers, and such assignment could potentially result in adverse changes to the traffic and profitability of the shopping center in which it is located.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)

During the three months ended September 30, 2024, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	N/A	N/A
August 1, 2024 - August 31, 2024	—	—	N/A	N/A
September 1, 2024 - September 30, 2024	—		N/A	N/A
Total	—

(1)

The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended  September 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

First Amendment to Third Amended and Restated Credit Agreement and Incremental Term Loan Agreement dated October 7, 2024, by and among Whitestone REIT Operating Partnership, L.P., as a borrower, the Guarantors signatories thereto, Bank of Montreal, as Administrative Agent and Associated Bank National Association, as the Series One Incremental Term Loan Lender (incorporated by reference to Exhibit 10.1 on Form 8-K, filed October 11, 2024).

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

101

The following financial information of the Registrant for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2024 and 2023 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three and nine month periods ended September 30, 2024 and 2023 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and in Exhibit 101.

________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	October 31, 2024	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)