Form 10-K
period 2024-12-31
Whitestone REIT
filed 2025-03-17
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $483,049,036.

As of March 11, 2025, the registrant had 50,894,945 common shares of beneficial interest, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2025 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024.

WHITESTONE REIT

FORM 10-K

Year Ended December 31, 2024

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us” or “our” are to Whitestone REIT and its consolidated subsidiaries.

Forward-Looking Statements

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition; pending acquisitions and the impact of such acquisitions on our financial condition and results of operations; anticipated capital expenditures required to complete projects; amounts of anticipated cash distributions to our shareholders in the future; and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip and unrest in the Middle East;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all; and
•	the timing and the ultimate amount we will collect in connection with the redemption of our equity investment in Pillarstone Capital REIT Operating Parnership LP (“Pillarstone” or “Pillarstone OP.”)

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

We are internally managed and, as of December 31, 2024, we wholly-owned a real estate portfolio of 55 properties that meet our Community Centered Property® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”), located in Texas and Arizona.  Our consolidated property portfolio has a gross book value of approximately $1.2 billion and book equity, including noncontrolling interests, of approximately $444 million as of December 31, 2024.

On January 25, 2024,  we exercised our notice of redemption for substantially all of our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”).  In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the Pillarstone Properties (defined below) when we refer to our properties as we no longer hold a majority interest in Pillarstone OP.

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

◦

Diversifying Geographically. Our current portfolio is concentrated in Houston and Phoenix. As of December 31, 2024, we wholly-owned 12 properties in Houston, nine properties in Dallas-Fort Worth, three properties in San Antonio, six properties in Austin and 25 properties in the Scottsdale and Phoenix, Arizona metropolitan areas.

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

•

Prudent Management of Capital Structure. Of our 55 properties, we currently have 51 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of debt, net of cash, to undepreciated book value of real estate assets, including our proportional share of real estate from our unconsolidated real estate partnership, that is at or less than 60%. As of December 31, 2024, our ratio of debt, net of cash, to undepreciated book value of real estate assets was 48%.

•

Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2024, we owned a 98.7% interest in the Operating Partnership.

As of December 31, 2024, we wholly-owned a real estate portfolio consisting of 55 properties located in two states.  The aggregate occupancy rate of our portfolio was 94% based on GLA as of December 31, 2024.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2024, our total revenues were approximately $154 million.

As of December 31, 2024, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. As of the date of this filing, we have not received consideration for the redemption of our equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We have filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP. Please refer to Note 4 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information on our accounting treatment of our former investment in Pillarstone OP.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 9.6% of our total revenues for the year ended December 31, 2024. BLVD also accounted for 15.8% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2024.

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

As of December 31, 2024, we had 72 employees.

Inclusion: We strive to create a culture of inclusivity and think of our shareholders, our tenants, and our communities as one. Every year, we hold training for management and associates to reiterate the importance within our organization and to ensure that all associates practice this approach both internally and externally. We do not tolerate disrespectful or inappropriate behavior, unfair treatment, retaliation or harassment of any kind. In addition, pursuant to our bylaws, we seek to nominate trustees to the Board that represent a diversity of experience, gender, race, ethnicity and age. Though we have no formal policy, any individual who does not satisfy the qualifications above is not eligible for nomination or election as a trustee. This commitment to inclusion applies across our Company.

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

Environmental, Sustainability and Governance

We believe that managing our environmental, sustainability and governance (“ESG”) responsibilities is critical to creating and sustaining long-term value for our stakeholders. As part of our ESG initiatives, we have established an ESG Steering Committee, adopted a Sustainability Statement along with certain Environmental Policies, and prepared our 2023 Corporate Sustainability Report. Our ESG efforts are supported by our ESG Steering Committee which helps us by setting our general ESG strategies, developing and implementing initiatives and policies, and monitoring and assessing developments related to improving our understanding of ESG matters.

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

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements with respect to meetings of our shareholders, as well as Reports on Forms 3, 4 and 5 regarding our officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website (www.whitestonereit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  We have also made available on our website copies of our Corporate Sustainability Report, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Corporate Governance Guidelines, Insider Trading Compliance Policy, and Code of Business Conduct and Ethics Policy.  In the event of any changes to these documents, revised copies will also be made available on our website. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do. The website address is http://www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K. The contents of these websites are not incorporated into this filing.

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

Risks related to properties under development, redevelopment, or newly developed properties may adversely affect our financial performance.

We may be unable to obtain, or may suffer delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could lead to increased costs or abandonment of projects. We may not be able to obtain financing on favorable terms, or at all, and we may not be able to complete lease-up of a property on schedule. The resulting time required for development, redevelopment, and lease-up means that we may have to wait years for significant cash returns.

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

Risks Associated with Our Operations

Because a majority of our GLA is in the Houston, Dallas, and Phoenix metropolitan areas, an economic downturn in any of these areas could adversely impact our operations and ability to make distributions to our shareholders.

The majority of our assets and revenues are currently derived from properties located in the Houston, Dallas, and Phoenix metropolitan areas. As of December 31, 2024, 23%, 17%, and 45% of our GLA was located in Houston, Dallas, and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston, Dallas, or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if the Houston, Dallas, or Phoenix metropolitan area were to experience an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted.

Many of our real estate costs are fixed, even if income from our properties decreases, which would cause a decrease in net income.

Our financial results depend primarily on leasing space at our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance, and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to fully lease our properties on favorable terms. Additionally, properties that we develop or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such projects until they are fully occupied.

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

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2024, approximately 29% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2026. We are subject to the risk that:

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

On March 4, 2024, Pillarstone REIT authorized and filed Pillarstone Bankruptcies.

As of the date of this filing, we have not received consideration for the redemption of our equity investment in Pillarstone OP as required by the Pillarstone Partnership Agreement.  We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP.  There can be no assurance as to if or when we will be able to collect the amounts due from Pillarstone OP, and the failure to collect such amounts could harm our business, operating results and financial condition.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2024, we had fixed rate hedges on $335 million of our variable rate unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $75 million as of December 31, 2024. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

As of December 31, 2024, we had outstanding indebtedness, net of cash, of $627.3 million, including, through our Operating Partnership, $85.7 million aggregate principal amount of the Notes (as defined below) and $410.0 million drawn on the 2022 Facility (as defined below). As of December 31, 2024, our unused borrowing capacity under our 2022 Facility was $125.0 million. Obligations under the Notes and the 2022 Facility are guaranteed by the Company and certain subsidiary guarantors. Our current debt agreements, including the agreements governing the Notes and the 2022 Facility, contain, and any future debt agreements may contain, a number of restrictive and financial covenants that impose significant operating and financial constraints on us. Such restrictive covenants may significantly limit our ability to:

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

We may also incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2024, we had approximately $136.3 million of mortgage debt secured by four of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Risks Related to Ownership of our Common Shares

The market value of our common shares is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market price of our common shares depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, operating performance or prospects and may result in significant fluctuations or volatility in such prices. These factors include, among others:

•	general economic and financial market conditions;
•	level and trend of interest rates;
•	our ability to access the capital markets to raise additional capital;
•	the issuance of additional equity or debt securities;
•	changes in our funds from operations (“FFO”) or earnings estimates;
•	changes in our credit or analyst ratings;
•	our financial condition and performance;
•	market perception of our business compared to other REITs; and
•	market perception of REITs, in general, compared to other investment alternatives.

Additionally, the market value of our common shares may also be influenced by the dividend distribution rate on the common shares (as a percentage of the price of our common shares) relative to market interest rates. If market interest rates continue to rise, prospective purchasers of shares of our common shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our common shares, which would reduce the demand for, and result in a decline in the market price of, our common shares.

Our Board may change our business strategy, investment policy or objectives without shareholder approval.

Our Board may determine to change our investment and financing policies or objectives, our growth strategy and our debt, capitalization, distribution, acquisition, disposition, and operating policies. Our Board may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or the concentration of investments in any one geographic region. Although our Board has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, the results of decisions made by our Board as implemented by management may or may not serve the interests of all of our shareholders and could adversely affect our financial condition, cash flows, results of operations, and ability to satisfy our debt service obligations and to make distributions to our shareholders.

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

The 2024 U.S. presidential elections may introduce significant uncertainties.

U.S. relations with the rest of the world remain uncertain with respect to taxes, trade policies and tariffs, especially as the political landscape changes due to the recent U.S. presidential and congressional elections. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes, which could strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Any widespread imposition of new or increased tariffs could increase the cost of our development and redevelopment activities, as well as result in inflationary pressure, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows.

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

Climate change and natural disasters could adversely affect our properties and business.

Some of our current or future properties could be subject to natural disasters and may be impacted by climate change. To the extent climate change causes adverse changes in weather patterns, rising sea levels or extreme temperatures, our properties in certain markets may be adversely affected. Climate change could have a variety of direct or indirect adverse effects on our properties and business, including:

•	property damage to our properties;
•

indirect financial and operational impacts from disruptions to the operations of major tenants located in our retail properties from severe weather, such as hurricanes, floods, wildfires or other natural disasters;

•

increased insurance premiums and deductibles, or a decrease in or unavailability of coverage, for properties in areas subject to severe weather, such as hurricanes, floods, wildfires or other natural disasters;

•	increased insurance claims and liabilities;
•	increases in energy costs impacting operational returns;
•	changes in the availability or quality of water or other natural resources on which the tenant’s business depends;
•

decreased consumer demand for products or services resulting from physical changes associated with climate change (e.g., warmer temperatures or decreasing shoreline could reduce demand for residential and commercial properties previously viewed as desirable);

•	incorrect long-term valuation of an equity investment due to changing conditions not previously anticipated at the time of the investment; and
•	economic disruptions arising from the above.

Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or pay additional taxes and fees assessed on us or our properties. Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time there can be no assurance that climate change will not have an adverse effect on us.

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

As of December 31, 2024, we have not detected any cybersecurity threats, including prior incidents, that have materially impacted the Company, our business strategy, our financial results, or our financial health. For an examination of cybersecurity threats that could potentially have a material impact on us, please refer to our Risk Factors discussion in the section titled “We face risks relating to Cybersecurity attacks, loss of confidential information and other business disruptions” in this Form 10-K.

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

Item 2.  Properties.

General

As of December 31, 2024, we wholly-owned 55 commercial properties, including 12 properties in Houston, nine properties in Dallas-Fort Worth, three properties in San Antonio, six properties in Austin, and 25 properties in the Scottsdale and Phoenix, Arizona metropolitan areas.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.2% of our total revenues for the year ended December 31, 2024.

Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2024:

Average
		Average	Annualized Base	Annualized Base
		Occupancy as of	Rental Revenue	Rental Revenue
Commercial Properties	GLA	12/31/2024	(in thousands) (1)	Per Sq. Ft. (2)
Whitestone	4,863,562	94%	$109,869	$24.51

(1)

Calculated as the tenant’s actual December 31, 2024 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2024. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with Generally Accepted Accounting Principles (“GAAP”), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2024 equaled approximately $420,000 for the month ended December 31, 2024.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2024. Excludes vacant space as of December 31, 2024.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 9.6% of our total revenues for the year ended December 31, 2024. BLVD also accounted for 15.8% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2024.

As of December 31, 2024, approximately $136.3 million of our total debt of $632.5 million was secured by four of our properties with a combined net book value of $221.6 million.

Location of Properties

Of our 55 wholly-owned properties, 12 are located in the greater Houston metropolitan statistical area.  These properties represent 26% of our revenue for the year ended December 31, 2024. An additional 25 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 42% of our revenue for the year ended December 31, 2024.

According to the preliminary report from the United States Census Bureau, Houston and Phoenix ranked fifth and eleventh, respectively, in the largest United States metropolitan statistical areas as of December 31, 2024. The following table sets forth information about the unemployment rate in Houston, Phoenix and nationally during the last six months of 2024.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	4.2%	4.2%	4.1%	4.1%	4.2%	4.1%
Houston (2)	4.9%	4.7%	4.4%	4.5%	4.5%	4.1%	(P)
Phoenix (2)	3.9%	3.5%	3.4%	3.3%	3.5%	3.1%	(P)

(1)	Seasonally adjusted.
(2)	Not seasonally adjusted.
(P)	Represents preliminary estimates.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2024.

Whitestone REIT and Subsidiaries
Property Details
As of December 31, 2024

						Average
				Percent	Annualized Base	Base Rental	Average Net Effective
		Year Built/	Gross Leasable	Occupied at	Rental Revenue	Revenue Per	Annual Base Rent Per
Community Name	Location	Renovated	Square Feet	12/31/2024	(in thousands) (1)	Sq. Ft. (2)	Leased Sq. Ft. (3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	87%	$863	$13.65	$15.71
Anderson Arbor	Austin	2001	89,746	93%	2,026	24.27	24.68
Anthem Marketplace	Phoenix	2000	113,293	97%	1,773	16.13	16.08
Anthem Marketplace Phase II	Phoenix	2019	6,853	100%	255	37.21	33.85
Arcadia Towne Center	Phoenix	1966	69,503	100%	1,782	25.64	26.88
BLVD Place	Houston	2014	216,944	100%	9,993	46.06	46.41
The Citadel	Phoenix	2013	28,547	95%	628	23.16	21.31
City View Village	San Antonio	2005	17,870	90%	550	34.20	33.95
Dana Park Pad	Phoenix	2002	12,000	100%	335	27.92	29.00
Davenport Village	Austin	1999	128,934	96%	3,702	29.91	29.42
Eldorado Plaza	Dallas	2004	219,287	99%	3,745	17.25	17.48
Fountain Square	Phoenix	1986	118,209	88%	1,999	19.22	19.08
Fulton Ranch Towne Center	Phoenix	2005	120,575	94%	2,373	20.94	21.50
Garden Oaks Shopping Center	Houston	1956	106,858	96%	1,806	17.61	18.13
Gilbert Tuscany Village	Phoenix	2009	49,415	100%	1,076	21.77	22.10
Heritage	Dallas	2006	70,431	86%	1,657	27.36	26.56
HQ Village	Dallas	2009	89,134	93%	2,684	32.38	31.04
Keller Place	Dallas	2001	93,541	95%	1,139	12.82	12.69
Kempwood Plaza	Houston	1974	91,302	95%	1,397	16.11	15.58
La Mirada	Phoenix	1997	147,209	99%	3,858	26.47	27.53
Lake Woodlands Crossing	Houston	2018	60,246	94%	1,900	33.55	33.96
Lakeside Market	Dallas	2000	164,899	95%	4,582	29.25	30.62
Las Colinas	Dallas	2000	104,919	98%	3,137	30.51	30.67
Lion Square	Houston	1980	117,592	93%	2,086	19.07	19.60
The MarketPlace at Central	Phoenix	2012	111,130	99%	1,201	10.92	11.13
Market Street at DC Ranch	Phoenix	2003	244,888	96%	6,400	27.22	28.34
Paradise Plaza	Phoenix	1983	125,898	90%	1,867	16.48	17.00
Parkside Village North	Austin	2005	27,045	100%	940	34.76	35.27
Parkside Village South	Austin	2012	90,101	100%	2,703	30.00	31.92
Pinnacle of Scottsdale	Phoenix	1991	113,108	98%	2,772	25.01	25.58
Pinnacle Phase II	Phoenix	2017	27,063	100%	857	31.67	32.63
The Promenade at Fulton Ranch	Phoenix	2007	98,792	93%	1,473	16.03	17.97
Quinlan Crossing	Austin	2012	109,892	97%	2,831	26.56	27.06
Scottsdale Commons	Phoenix	1980	69,482	93%	1,733	26.82	28.57
Seville	Phoenix	1990	90,042	90%	2,935	36.22	37.11
Shaver	Houston	1978	21,926	100%	395	18.02	17.83
Shops at Pecos Ranch	Phoenix	2009	78,767	97%	2,087	27.32	26.69
Shops at Starwood	Dallas	2006	55,385	100%	1,961	35.41	34.96
The Shops at Williams Trace	Houston	1985	132,991	98%	2,418	18.55	18.61
Starwood Phase II	Dallas	2016	35,351	97%	1,360	39.66	39.78
The Strand at Huebner Oaks	San Antonio	2000	73,920	100%	2,004	27.11	29.00
SugarPark Plaza	Houston	1974	95,032	100%	1,525	16.05	15.26
Sunset at Pinnacle Peak	Phoenix	2000	41,530	100%	1,143	27.52	25.23
Terravita Marketplace	Phoenix	1997	102,733	99%	1,615	15.88	15.64
Town Park	Houston	1978	43,526	93%	1,060	26.19	26.19
Village Shops at Dana Park	Phoenix	2002	10,128	100%	354	34.95	21.43

Whitestone REIT and Subsidiaries

Property Details

As of December 31, 2024

Village Square at Dana Park	Phoenix	2009	323,026	87%	6,816	24.25	25.96
Williams Trace Plaza	Houston	1983	129,222	97%	2,775	22.14	24.68
Windsor Park	San Antonio	2012	196,458	85%	2,188	13.10	13.13
Woodlake Plaza	Houston	1974	106,169	57%	1,110	18.34	18.09
Total/Weighted Average - Whitestone Properties			4,863,562	94%	109,869	24.03	24.51

Land Held for Development:
Anderson Arbor PAD	Austin	N/A	—	—	—	—	—
BLVD Phase II-B	Houston	N/A	—	—	—	—	—
Dana Park Development	Phoenix	N/A	—	—	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—	—	—	—
Total/Weighted Average - Land Held For Development (4)			—	—	—	—	—

Grand Total/Weighted Average - Whitestone Properties			4,863,562	94%	$109,869	$24.03	$24.51

(1)

Calculated as the tenant’s actual December 31, 2024 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2024. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2024 equaled approximately $420,000 for the month ended December 31, 2024.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2024. Excludes vacant space as of December 31, 2024.

(3)

Represents (i) the contractual base rent for leases in place as of December 31, 2024, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2024.

(4)	As of December 31, 2024, these parcels of land were held for development and, therefore, had no gross leasable area.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2024, based upon consolidated annualized rental revenues at December 31, 2024.

		Annualized Rental	Percentage of Total
		Revenue	Annualized Base Rental
Tenant Name	Location	(in thousands)	Revenues (1)	Initial Lease Date	Year Expiring

Whole Foods Market	Houston	$2,471	2.2%	9/3/2014	2035
Albertsons Companies, Inc. (2)	Austin and Phoenix	2,268	2.1%	5/8/1991, 4/1/2014, 7/1/2000, 10/19/2016 and 4/1/2014	2026, 2029, 2030, 2030 and 2034
Frost Bank	Houston	1,961	1.8%	7/1/2014	2029
Fitness Alliance, LLC (3)	Houston and San Antonio	1,800	1.6%	11/29/2022 and 12/04/2024	2039 and 2040
Newmark Real Estate of Houston LLC	Houston	1,337	1.2%	10/1/2015	2026
Soul Concepts, LLC (4)	Phoenix	778	0.8%	10/25/2011, 10/15/2018, 07/13/2020, 10/13/2021, 04/08/2022 and 06/23/2023	2030, 2030, 2026, 2028, 2029 and 2026
Walgreens & Co. (5)	Houston and Phoenix	767	0.7%	11/14/1982, 8/24/1996 and 11/3/1996	2027, 2056 and 2056
Alamo Drafthouse Cinema	Austin	740	0.7%	2/1/2012	2031
Dollar Tree (6)	Houston and Phoenix	679	0.6%	6/29/2001, 11/8/2009, 8/8/2018, 8/10/1999, and 04/05/2024	2026, 2027, 2028, 2030 and 2035
Total Wine	Houston	564	0.5%	11/27/2018	2029
Starbucks Corporation (7)	Dallas and Phoenix	491	0.4%	8/8/2016, 5/29/2003, 7/1/1997, 7/14/2004, 7/8/1999 and 10/15/2001	2027, 2028, 2028, 2029, 2025, 2034
Regus Corporation	Houston	488	0.4%	5/23/2014	2025
Kroger Co.	Dallas	483	0.4%	12/15/2000	2027
Capital Area Multispecialty Providers	Austin	458	0.4%	5/23/2014	2026
Original Ninfas LP	Houston	437	0.4%	8/29/2018	2029
		$15,722	14.2%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2024 for each applicable tenant multiplied by 12.

(2)

As of December 31, 2024, we had five leases with the same tenant occupying space at properties located in Phoenix and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $1,099,000, which represents approximately 1.0% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2029, was $46,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2026, was $344,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2030, was $353,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2030, was $425,000, which represents approximately 0.4% of our total annualized base rental revenue.

(3)

As of December 31, 2024, we had two leases with the same tenant occupying space at properties located in Houston and San Antonio. The annualized rental revenue for the lease that commenced on November 29, 2022, and is scheduled to expire in 2039, was $971,000, which represents approximately 0.9% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 4, 2024, and is scheduled to expire in 2040, was $828,000, which represents approximately 0.8% of our total annualized base rental revenue

(4)

As of December 31, 2024, we had six leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 25, 2011, and is scheduled to expire in 2030, was $269,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 15, 2018, and is scheduled to expire in 2030, was $151,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 13, 2020, and is scheduled to expire in 2026, was $152,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 13, 2021, and is scheduled to expire in 2028, was $136,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 8, 2022, and is scheduled to expire in 2029, was $28,000, which represents approximately less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 23, 2023, and is scheduled to expire in 2026, was $42,000, which represents less than 0.1% of our total annualized base rental revenue.

(5)

As of December 31, 2024, we had three leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2056, was $279,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2027, was $190,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.3% of our total annualized rental revenue.

(6)

As of December 31, 2024, we had five leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2030, was $88,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2026, was $181,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $156,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 8, 2018, and is scheduled to expire in 2028, was $115,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 5, 2024, and is scheduled to expire in 2035, was $139,000, which represents approximately 0.1% of our total annualized base rental revenue.

(7)

As of December 31, 2024, we had six leases with the same tenant occupying space at properties in Dallas and Phoenix. The annualized rental revenue for the lease that commenced on July 1, 1997, and is scheduled to expire in 2028, was $59,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 8, 1999, and is scheduled to expire in 2025, was $96,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 15, 2001, and is scheduled to expire in 2034, was $135,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 29, 2003, and is scheduled to expire in 2028, was $58,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 14, 2004, and is scheduled to expire in 2029, was $59,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 8, 2016, and is scheduled to expire in 2027, was $84,000, which represents approximately 0.1% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2024
	Number of	Approximate	Percent of	Amount	Percent of
Year	Leases	Square Feet	Total	(in thousands)	Total
2025	463	750,523	15.4%	$17,715,094	16.1%
2026	194	653,031	13.4%	14,321,063	13.0%
2027	202	649,649	13.4%	16,031,485	14.6%
2028	169	566,053	11.6%	14,133,294	12.9%
2029	160	628,572	12.9%	15,261,505	13.9%
2030	92	390,087	8.0%	8,664,199	7.9%
2031	34	150,952	3.1%	4,333,676	3.9%
2032	36	179,518	3.7%	4,537,987	4.1%
2033	20	103,729	2.1%	2,521,401	2.3%
2034	32	208,084	4.3%	4,578,776	4.2%
Total	1,402	4,280,198	87.9%	$102,098,480	92.9%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of March 11, 2025, we had 50,894,945 common shares of beneficial interest outstanding held by a total of 709 shareholders of record.

On March 11, 2025, the closing price of our common shares reported on the NYSE was $14.09 per share.

Our current quarterly distribution is $0.12375 per share. On December 4, 2024, we announced an increase of our quarterly distribution to $0.135 per common share and OP unit, equal to a monthly distribution of $0.045, beginning with the January 2025 distribution. Our future payment of distributions, if any, will be at the discretion of our board of trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the terms and conditions of our Note Agreement, and other factors that our board of trustees deems relevant. For more discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Distributions."

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

Not Applicable.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”), the Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) Equity REITs Index (“FTSE NAREIT Equity REITs Index”), and to the FTSE NAREIT Equity Shopping Centers Index from December 31, 2019 to December 31, 2024. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index, the FTSE NAREIT Equity REITs Index and the FTSE NAREIT Equity Shopping Centers Index was $100 at December 31, 2019, and all dividends were reinvested. The closing price of our common shares on December 31, 2019 (on which the graph is based) was $13.62. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

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

As of December 31, 2024, we wholly-owned 55 commercial properties consisting of:

Consolidated Operating Portfolio

•

50 properties that meet our Community Centered Properties® strategy; and containing approximately 4.9 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $978.9 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $22.8 million.

As of December 31, 2024, we had an aggregate of 1,445 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.2% of our total revenues for the year ended December 31, 2024.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 298 new and renewal leases during 2024, totaling 1,026,389 square feet and $134.8 million in total lease value.

We had 72 employees as of December 31, 2024.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of December 31, 2024, our ownership in Pillarstone OP no longer represents a majority interest.  On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP.

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

Rising Interest Rates

As of December 31, 2024, $75.0 million, or approximately 12% of our outstanding debt, was subject to floating interest rates of Secured Overnight Financing Rate (“SOFR”) plus 1.50% to 2.10% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.8 million, respectively.

Refer to “Item 1A - Risk Factors” in this Annual Report on Form 10-K for additional information.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $ 154,282,000 for the year ended December 31, 2024 as compared to $ 146,969,000 for the year ended December 31, 2023, an increase of $ 7,313,000, or 5%.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the years ending December 31, 2024 and 2023, were bad debt adjustments of $0.2 million and $0.3 million, respectively, and a straight-line rent reserve adjustments of $0.05 million and $(0.002) million, respectively, related to credit loss for the conversion of 11 and 20 tenants, respectively, to cash basis revenue as a result of collectability analysis.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2024, approximately 29% of our GLA was subject to leases that expire prior to December 31, 2026.  Over the last three years, we have renewed expiring leases with respect to approximately 69% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Property Acquisitions and Dispositions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy, primarily in and around Phoenix, Dallas-Fort Worth, San Antonio and Houston.  We may acquire properties in other high growth metropolitan areas in the future. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery and restaurants as well as medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around each property.

Property Acquisitions.

On December 12, 2024, we acquired Village Shops at Dana Park, a property that meets our Community Centered Property® strategy, for $5.6 million in cash and net prorations. Village Shops at Dana Park, a 10,128 square foot property, was 100% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona. The funding for this acquisition was partially obtained through a 1031 exchange transaction, utilizing the proceeds from the sale of our Providence property in accordance with Section 1031 of the Internal Revenue Code.

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

On November 6, 2024, we completed the sale of Providence, located in Houston, Texas, for $16.3 million. We recorded a gain on sale of $11.9 million.

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

We have not included 2024, 2023, and 2022 sold properties in discontinued operations as they did not meet the definition of discontinued operations.

Leasing Activity

As of December 31, 2024, we wholly-owned 55 properties with 4,863,562 square feet of GLA, which were approximately 94% occupied. The following is a summary of the Company’s leasing activity for the year ended December 31, 2024:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	179	689,339	4.1	$1.01	$21.21	$19.69	18.3%
New Leases	47	96,267	5.6	20.47	33.64	29.47	30.1%
Total	226	785,606	4.2	$3.39	$22.73	$20.89	20.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	189	722,063	4.0	$1.00	$21.37
New Leases	109	304,326	8.0	39.19	37.71
Total	298	1,026,389	5.2	$12.33	$26.21

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.135 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

During the year ended December 31, 2024, our cash provided from operating activities was $58.2 million and our total dividends and distributions paid were $24.9 million. Therefore, we had cash flow from operations in excess of distributions of approximately $33.3 million. The 2022 Facility included a $250 million unsecured borrowing capacity under a revolving credit facility. The 2022 Facility also included an accordion feature that allowed the Operating Partnership to increase the borrowing capacity by $200 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the 2022 Facility will provide adequate capital for our distributions, working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. As of December 31, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $125.0 million remaining availability under the revolving credit facility.

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

During the year ended December 31, 2024, we sold 579,964 common shares under the 2022 equity distribution agreement, with net proceeds to us of approximately $7.6 million. In connection with such sales, we paid compensation of approximately $116,000 to the sales agents. During the years ended 2023 and 2022, we did not sell shares under the 2022 equity distribution agreements.

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

As discussed in Note 2 to the accompanying consolidated financial statements, pursuant to the terms of our $15.1 million 4.99% Note, due January 6, 2024 (see Note 8 to the accompanying consolidated financial statements), which was collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. For the year ended December 2023 and 2022, amounts in the cash management account were classified as restricted cash. The note was paid off in January 2024.

During the year ended December 31, 2024, the Company sold Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and are restricted for the acquisition of a replacement property. On December 12, 2024, a portion of these escrowed funds was used to acquire Village Shops at Dana Park as a qualifying replacement property under the 1031 exchange. As of December 31, 2024, the Company had a remaining balance in escrow, classified as Restricted Cash on the balance sheet. These funds are legally restricted and cannot be used for general corporate purposes.

Cash and Cash Equivalents

We had cash and cash equivalents and restricted cash of approximately $15,370,000 at December 31, 2024, as compared to $4,640,000 at December 31, 2023.  The increase of $10,730,000 was primarily the result of the following:

Sources of Cash

•	Proceeds from notes payable of $76,340,000 for the year ended December 31, 2024, compared to $0 for the for the year ended December 31, 2023;

•	Cash flow from operations of $58,227,000 for the year ended December 31, 2024, compared to cash flow from operations of $47,600,000 for the year ended December 31, 2023;

•	Net proceeds from sale of properties of $52,004,000 for the year ended December 31, 2024, compared to $19,847,000 for the year ended December 31, 2023;

•	Proceeds from sale of property held in restricted cash (1031 exchange) of $10,146,000 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023;

•	Proceeds from issuance of common shares, net of offering costs of $7,620,000 for the year ended December 31, 2024 , compared to $0 for the year ended December 31, 2023.

Uses of Cash

•	Payments of notes payable of $66,016,000 compared to $30,945,000;

•	Acquisition of real estate of $55,751,000 compared to $25,474,000;

•	Payment of dividends and distributions to common shareholders and OP unit holders of $24,893,000 compared to $24,016,000;

•	Additions to real estate of $22,410,000 compared to $17,055,000;

•	Repurchase of common shares of $2,641,000 compared to $525,000;

•	Net (proceeds from) payment of credit facility of $21,000,000 compared to ($42,500,000);

•	Payment of loan originations cost of $789,000 compared to $0;

•	Payment of exchange offering cost of $81,000 compared to $0; and

•	Payment of finance lease liability of $26,000 compared to $14,000.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	December 31, 2024	December 31, 2023
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$20.0 million, 3.67% plus 1.50% Note, due January 31, 2028 (3)	20,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million, 4.15% Note, due December 1, 2024	—	17,658
$14.0 million, 4.34% Note, due September 11, 2024	—	12,427
$14.3 million, 4.34% Note, due September 11, 2024	—	13,257
$15.1 million, 4.99% Note, due January 6, 2024	—	13,350
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	35,714	42,857
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	50,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	429	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	75,000	96,000
Total notes payable principal	632,483	640,549
Less deferred financing costs, net of accumulated amortization	(965)	(377)
Total notes payable	$631,518	$640,172

(1)

Promissory note includes an interest rate swap that fixed the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

(3)	Series One Incremental Term Loan includes an interest rate swap that fixed the term loan rate at 5.165% through January 31, 2028.

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

The Loan proceeds were used to pay down the Borrower’s existing floating rate indebtedness.

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

The 2022 Facility is comprised of the following three tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”);

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (“Term Loan”); and

•	$20.0 million unsecured term loan with a maturity date of January 31, 2028 (the “Series One Incremental Term Loan”), effective October 7, 2024.

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our then existing total leverage as set forth in the Credit Agreement. As of December 31, 2024, the interest rate on the 2022 Revolver was 6.12%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.45% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus spreads ranging from 1.45% to 2.10% through October 28, 2022

•	2.80% plus spreads ranging from 1.45% to 2.10% from October 29, 2022 through January 31, 2024

•	3.42% plus spreads ranging from 1.45% to 2.10% from February 1, 2024 through January 31, 2028

As of December 31, 2024, the Term Loan with the swap had a spread of 1.40% and a 10 basis point credit spread adjustment.

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by an aggregate principal amount not to exceed $200.0 million, upon the satisfaction of certain conditions. As of December 31, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $125.0 million remaining availability under the 2022 Revolver. As of December 31, 2024, $410.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $125.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

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

As of December 31, 2024, our $136.3 million in secured debt was collateralized by four properties with a carrying value of $221.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of December 31, 2024, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2024 were as follows (in thousands):

Year	Amount Due
2025	$17,572
2026	142,143
2027	97,414
2028	302,823
2029	17,867
Thereafter	54,664
Total	$632,483

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

The following is a summary of the Company’s capital expenditures, excluding property acquisitions, for the years ended December 31 (in thousands):

	Year Ended December 31,
	2024	2023
Capital expenditures:
Tenant improvements and allowances	$12,382	$5,920
Developments / redevelopments	3,727	4,470
Leasing commissions and costs	3,653	3,540
Maintenance capital expenditures	9,112	6,665
Total capital expenditures (1)	$28,874	$20,595

(1)	Total capital expenditures include the non cash accrued capital expenditures line item as reported in the consolidated statements of cash flows.

Contractual Obligations

As of December 31, 2024, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
					More than
		Less than 1	1 - 3 years	3 - 5 years	5 years
Consolidated Contractual Obligations	Total	year (2025)	(2026 - 2027)	(2028 - 2029)	(after 2029)
Long-Term Debt - Principal	$632,483	$17,572	$239,557	$320,690	$54,664
Long-Term Debt - Fixed Interest	86,384	26,512	45,510	9,305	5,057
Long-Term Debt - Variable Interest (1)	8,036	4,592	3,444	—	—
Unsecured credit facility - Unused commitment fee (2)	438	250	188	—	—
Operating Lease Obligations	61	30	30	1	—
Finance Lease Obligations	3,059	82	168	167	2,642
Total	$730,461	$49,038	$288,897	$330,163	$62,363

(1)

As of December 31, 2024, we had one loan totaling $75.0 million which bore interest at a floating rate. The variable interest rate payments are based on SOFR plus 1.45% and a 10 basis point spread adjustment which reflects our new interest rates under our 2022 Facility. The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month SOFR as of December 31, 2024, of 4.49%.

(2)

The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2024 balance of $410.0 million.

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

On December 4, 2024, the Company announced an increase to its quarterly distribution to $0.135 per common share and OP unit, equal to a monthly distribution of $0.045, beginning with the January 2025 distribution.

During 2024, we paid distributions to our common shareholders and OP unit holders of $24.9 million, compared to $24.0 million in 2023.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2024 and 2023:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

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

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP paid us management fees for property management, leasing and day-to-day advisory and administrative services. The management agreement with Pillarstone OP was terminated on August 18, 2022. Additionally, we recognize lease termination fees in the year that the lease is terminated, and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Estimates regarding Pillarstone OP’s financial condition and results of operations and guarantee. We relied on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP.  As of December 31, 2023, and 2022, Pillarstone OP’s financial statements were not made accessible to us. Consequently, we estimated its financial condition and results of operations based on the information available to us. For the first 25 days of 2024, we have also estimated Pillarstone OP’s results using the best available data at the time of this report.

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

On December 1, 2023, the Company reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and will be entitled to assert a subrogation claim against Pillarstone OP. As of December 31, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

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

Equity Method. In compliance with Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) and Accounting Standards Codification (“ASC”) 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for substantially all of its investment in Pillarstone OP. Please refer to Note 4 to the accompanying consolidated financial statements for the full disclosure.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2024, approximately $ 564,000 and $ 182,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2023, approximately $552,000 and $262,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2022, approximately $455,000 and $281,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, we determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2024.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2024 and 2023, we had an allowance for uncollectible accounts of $14.7 million and $13.6 million, respectively. For the years ending December 31, 2024, 2023 and 2022, we recorded an adjustment to rental revenue in the amount of $1.0 million, $1.0 million and $1.2 million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2024, 2023 and 2022, was a bad debt adjustment of $0.2 million, $0.3 million, and $0.6 million, respectively, and a straight-line rent reserve adjustment of $0.05 million, $(0.002) million, and $0.3 million, respectively, related to credit loss for the conversion of 11, 20, and 80 tenants, respectively, to cash basis revenue.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2024, 2023 and 2022, we recorded a margin tax provision of $0.5 million, $0.5 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $614.3 million and $612.4 million as compared to the book value of approximately $632.5 million and $640.5 million as of December 31, 2024 and 2023, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value and book value of the loan guarantee were both $0 as of December 31, 2024 and 2023.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2024 and 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2024, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2024, we consider our cash flow hedges to be highly effective.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update enhances segment reporting by requiring the disclosure of significant segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We adopted this guidance as of January 1, 2024, and it did not have a material impact on our consolidated financial statements. For new disclosures related to the adoption of ASU 2023-07, refer to Note 17, “Segment Reporting.”

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table provides a general comparison of our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Number of properties owned and operated	55	55
Aggregate GLA (sq. ft.)	4,863,562	4,995,190
Ending occupancy rate	94%	94%

Total revenues	$154,282	$146,969
Total operating expenses	104,061	99,583
Total other expense	12,370	24,331
Income before equity investment in real estate partnership and income tax	37,851	23,055
Deficit in earnings of real estate partnership	(28)	(3,155)
Provision for income tax	(450)	(450)
Net income	37,373	19,450
Less: Net income attributable to noncontrolling interests	480	270
Net income attributable to Whitestone REIT	$36,893	$19,180

Funds from operations (1)	$50,717	$45,390
Property net operating income (2)	108,487	103,574
Distributions paid on common shares and OP units	24,893	24,016
Distributions per common share and OP unit	$0.4914	$0.4800
Distributions paid as a percentage of funds from operations	49%	53%

(1)	For an explanation and reconciliation of funds from operations, a non-GAAP metric, to net income, see “Funds From Operations” below.

(2)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Property Net Operating Income” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the year ended December 31, 2024 to the year ended December 31, 2023, Same Stores include properties owned during the entire period from January 1, 2023 to December 31, 2024. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Revenue	2024	2023	Change	% Change
Same Store
Rental revenues (1)	$101,217	$98,360	$2,857	3%
Recoveries (2)	41,180	38,450	2,730	7%
Bad debt (3)	(1,168)	(849)	(319)	38%
Total rental	141,229	135,961	5,268	4%
Other revenues (4)	2,740	1,286	1,454	113%
Same Store Total	143,969	137,247	6,722	5%

Non-Same Store
Rental revenues (5)	7,713	7,134	579	8%
Recoveries (5)	2,378	2,659	(281)	(11)%
Bad debt (5)	(60)	(102)	42	(41)%
Total rental	10,031	9,691	340	4%
Other revenues (5)	282	31	251	810%
Non-Same Store Total	10,313	9,722	591	6%

Total revenue	$154,282	$146,969	$7,313	5%

(1)

The Same Store tenant rent increase of $2,857,000 resulted from an increase of $42,000 from the increase in the average leased square feet to 4,331,527 from 4,328,356, and by the increase of $2,815,000 from the average rent per leased square foot increasing from $22.72 to $23.37.

(2)	The Same Store recoveries revenue increase of $2,730,000 is primarily due to a higher recovery rate and from the increased average occupancy at our properties.

(3)	During the year ended December 31, 2024 and 2023, Same Store bad debt includes an adjustment of $201,000 and $340,000, respectively, from cash basis accounting.

(4)	During the year ended December 31, 2024 and 2023, Same Store other revenues includes $1,961,000 and $687,000 in termination fee income, respectively.

(5)

Non-Same Store rental revenue includes Village Shops at Dana Park (acquired on December 12, 2024), Providence (sold on November 6, 2024), Fountain Hills Plaza (sold on August 9, 2024), Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), Sporlein Commons (sold on December 20, 2023), Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), and Arcadia Towne Center (acquired on June 12, 2023).

Operating expenses. The primary components of operating expenses for the year ended December 31, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Operating Expenses	2024	2023	Change	% Change
Same Store
Operating and maintenance (1)	$26,725	$25,948	$777	3%
Real estate taxes	16,941	17,141	(200)	(1)%
Same Store total	43,666	43,089	577	1%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	1,480	1,985	(505)	(25)%
Real estate taxes (2)	832	875	(43)	(5)%
Affiliated company rents (3)	—	15	(15)	(100)%
Non-Same Store and affiliated company rents total	2,312	2,875	(563)	(20)%
Depreciation and amortization (2)	34,894	32,966	1,928	6%
General and administrative (4)	23,189	20,653	2,536	12%
Total operating expenses	$104,061	$99,583	$4,478	4%

(1)

The $777,000 increase in Same Store operating and maintenance costs included $617,000 in increased contract services, $555,000 in increased insurance costs, and $261,000 in increased utilities costs, offset by $494,000 in decreased repairs and maintenance costs, and $162,000 in decreased other costs.

(2)

Non-Same Store operating and maintenance, real estate taxes, and depreciation and amortization expenses include Village Shops at Dana Park (acquired on December 12, 2024), Providence (sold on November 6, 2024), Fountain Hills Plaza (sold on August 9, 2024), Scottsdale Commons (acquired on April 5, 2024), Anderson Arbor Pad (acquired on April 1, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), Garden Oaks (acquired on February 20, 2024), Sporlein Commons (sold on December 20, 2023), Westchase (sold on June 30, 2023), Sunridge (sold on June 30, 2023), and Arcadia Towne Center (acquired on June 12, 2023).

(3)

Affiliated company rents are spaces that we lease from Pillarstone OP. Eight lease agreements were terminated on August 23, 2022, and the two remaining leases expired on January 31, 2023 and February 28, 2023.

(4)

The general and administrative expense increase is attributable to increased proxy solicitation fees of $1,757,000, increased employee bonuses of $1,539,000, increased share based compensation of $539,000, increased professional fees of $369,000 and increased other costs of $162,000, offset by decreased legal expenses of $1,830,000 (see Note 16 to the accompanying consolidated financial statements for more details).

Other expenses (income). The primary components of other expenses (income) for the year ended December 31, 2024 and 2023 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Other Expenses	2024	2023	Change	% Change

Interest expense (1)	$34,035	$32,866	$1,169	4%
Gain on sale of properties, net (2)	(22,125)	(9,006)	(13,119)	146%
Loss on disposal of assets, net	547	522	25	5%
Interest, dividend and other investment income	(87)	(51)	(36)	71%
Total other expenses	$12,370	$24,331	$(11,961)	(49)%

(1)

The $1,169,000 increase in interest expense is attributable to rising interest rates, which led to an increase in our effective interest rate to 5.12% for the year ended 2024 as compared to 5.00% for the year ended 2023 resulting in an increase of $778,000 in interest expense and an increase in our average outstanding notes payable balance of $7,423,000, resulting in a $391,000 increase in interest expense.

(2)

On November 6, 2024, we completed the sale of Providence, located in Houston, Texas, for $16.3 million. We recorded a gain on sale of $11.9 million. On August 9, 2024, we completed the sale of Fountain Hills Plaza along with the adjacent parcel of development land, located in Phoenix, Arizona, for $21.3 million. We recorded a gain on sale of $3.6 million. On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for an aggregate $26.5 million. We recorded a gain on sale of $6.6 million. On December 20, 2023 we completed the sale of Spoerlein Commons, located in Buffalo Grove, Illinois, for $7.4 million. We recorded a loss on sale of $0.7 million. On June 30, 2023, we completed the sale of Sunridge, located in Houston, Texas, for $6.7 million. We recorded a gain on sale of $5.0 million. On June 30, 2023, we completed the sale of Westchase, located in Houston, Texas, for $7.8 million. We recorded a gain on sale of $4.6 million.

Deficit in earnings of real estate partnership. As of December 31, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the year ended December 31, 2024, our estimated deficit in earnings from the real estate partnership, which was generated through our 81.4% ownership of Pillarstone OP up to the redemption date, decreased $3,127,000 from $3,155,000 for the year ended December 31, 2023 to $28,000 for the year ended December 31, 2024. Please refer to Note 4 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our former investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Same Store (46 properties, excluding development land)
Property revenues
Rental	$141,229	$135,961	$5,268	4%
Management, transaction and other fees	2,740	1,286	1,454	113%
Total property revenues	143,969	137,247	6,722	5%

Property expenses
Property operation and maintenance	26,725	25,948	777	3%
Real estate taxes	16,941	17,141	(200)	(1)%
Total property expenses	43,666	43,089	577	1%

Total property revenues less total property expenses	100,303	94,158	6,145	7%

Same Store straight-line rent adjustments	(2,981)	(2,602)	(379)	15%
Same Store amortization of above/below market rents	(748)	(808)	60	(7)%
Same Store lease termination fees	(1,961)	(687)	(1,274)	185%

Same Store NOI(1)	$94,613	$90,061	$4,552	5%

(1)	See below for a reconciliation of property net operating income to net income.

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2024	2023
Net income attributable to Whitestone REIT	$36,893	$19,180
General and administrative expenses	23,189	20,653
Depreciation and amortization	34,894	32,966
Deficit in earnings of real estate partnership (1)	28	3,155
Interest expense	34,035	32,866
Interest, dividend and other investment income	(87)	(51)
Provision for income taxes	450	450
Gain on sale of properties, net	(22,125)	(9,006)
Management fee, net of related expenses	—	16
Loss on disposal of assets, net	547	522
NOI of real estate partnership (pro rata) (1)	183	2,553
Net income attributable to noncontrolling interests	480	270
NOI	$108,487	$103,574
Non-Same Store NOI (2)	(8,001)	(6,863)
NOI of real estate partnership (pro rata)(1)	(183)	(2,553)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	100,303	94,158
Same Store straight-line rent adjustments	(2,981)	(2,602)
Same Store amortization of above/below market rents	(748)	(808)
Same Store lease termination fees	(1,961)	(687)
Same Store NOI (3)	$94,613	$90,061

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of and for the years ended December 31, 2024 and 2023 have not been made available to us, we have estimated equity in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

(2)

We define “Non-Same Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the twelve months ended December 31, 2024 to the twelve months ended December 31, 2023, Non-Same Stores include properties acquired between January 1, 2023 and December 31, 2024 and properties sold between January 1, 2023 and December 31, 2024, but not included in discontinued operations.

(3)

We define “Same Stores” as properties that have been owned during the entire period being compared. For purposes of comparing the twelve months ended December 31, 2024 to the twelve months ended December 31, 2023, Same Stores include properties owned before January 1, 2023 and not sold before December 31, 2024. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

For a discussion and comparison of the results of our operations for the year ended December 31, 2023 with the year ended December 31, 2022, refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K for the year ended December 31, 2023 filed with the SEC on March 13, 2024.

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

Below are the calculations of FFO and Core FFO and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO (NAREIT) AND CORE FFO	2024	2023	2022
Net income attributable to Whitestone REIT	$36,893	$19,180	$35,270
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	34,811	32,811	31,538
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	111	1,613	1,613
Loss on disposal of assets, net	547	522	192
Gain on sale of properties, net	(22,125)	(9,006)	(16,950)
Net income attributable to noncontrolling interests	480	270	530
FFO (NAREIT)	$50,717	$45,390	$52,193

Early debt extinguishment costs	—	—	147
Default interest on debt of real estate partnership (pro rata) (1)(2)	—	1,375	—
Proxy contest costs	1,757	—	—
Core FFO	$52,474	$46,765	$52,340

(1)	Includes pro-rata share attributable to real estate partnership.

(2)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of and for the years ended December 31, 2024, 2023 and 2022 have not been made available to us, we have estimated depreciation and amortization, loss (gain) on sale or disposal of properties or assets of real estate partnership, and default interest on debt of real estate partnership based on the information available to us at the time of this report.

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2024	2023	2022
Net income attributable to Whitestone REIT	$36,893	$19,180	$35,270
General and administrative expenses	23,189	20,653	18,066
Depreciation and amortization	34,894	32,966	31,707
Deficit (equity) in earnings of real estate partnership (1)	28	3,155	(239)
Interest expense	34,035	32,866	27,193
Interest, dividend and other investment income	(87)	(51)	(65)
Provision for income taxes	450	450	422
Gain on sale of properties, net	(22,125)	(9,006)	(16,950)
Management fee, net of related expenses	—	16	112
Loss on disposal of assets, net	547	522	192
NOI of real estate partnership (pro rata) (1)	183	2,553	3,023
Net income attributable to noncontrolling interests	480	270	530
NOI	$108,487	$103,574	$99,261

(1)

We rely on reporting provided to us by our third-party partners for financial information regarding the Company's investment in Pillarstone OP. Because Pillarstone OP financial statements as of and for the years ended December 31, 2024, 2023 and 2022 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report.

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

Off-Balance Sheet Arrangements

Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. See Note 4 to the accompanying consolidated financial statements for information related to our guarantees of our real estate partnership’s debt as of December 31, 2024 and 2023.

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

Fixed Interest Rate Debt

As of December 31, 2024, $557.5 million, or approximately 88%, of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2024 of approximately 4.89% per annum with expirations ranging from 2025 to 2031 (see Note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $13.6 million decline or increase in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2024, $75.0 million, or approximately 12%, of our outstanding debt was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $0.8 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2024, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2024, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of material weakness discussed above.

Item 9B.  Other Information.

During the fiscal quarter ended December 31, 2024, none of the Company's director of executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2025 Annual Meeting of Shareholders.

Policy Statement on Insider Trading

We have adopted a Policy Statement on Insider Trading that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Policy Statement on Insider Trading is included as Exhibit 19.1 to this report.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2025 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2024:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	732,792	(1)

Equity compensation plans not approved by security holders	—	—	—	(2)

Total	—	$—	732,792

(1)

At our annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Plan. The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired.

(2)	Excludes 8,333 restricted common shares issued to trustees outside the 2018 Plan.

The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2025 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2025 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2025 Annual Meeting of Shareholders.

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

10.13

Form of Restricted Common Share Unit Award Agreement (Time-Vested) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020).

10.14

Form of Restricted Common Share Unit Award Agreement (Performance-Vested) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020).

10.15+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and David K. Holeman (filed herewith).

10.16+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Christine Mastandrea (filed herewith).

10.17+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and J. Scott Hogan (filed herewith).

10.18+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Peter A Tropoli (filed herewith).

10.19+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Soklin “Michelle” Siv (filed herewith).

10.20

Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

10.21

Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

10.22

Loan Agreement dated June 21, 2024, by and among Whitestone Strand LLC, Whitestone Las Colinas Village LLC, Whitestone Seville LLC, and Nationwide Life Insurance Company (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 27, 2024).

10.23

Fixed Rate Promissory Note by Whitestone Strand LLC, Whitestone Las Colinas Village LLC, Whitestone Seville LLC to Nationwide Life Insurance Company, dated June 21, 2024 (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 27, 2024).

10.24	Carveout Guaranty by Whitestone REIT Operating Partnership, L.P. to Nationwide Life Insurance Company, dated June 21, 2024 (incorporated by reference to Exhibit 10.3 on Form 8-K, filed June 27, 2024).

10.25

First Amendment to Third Amended and Restated Credit Agreement and Incremental Term Loan Agreement dated October 7, 2024, by and among Whitestone REIT Operating Partnership, L.P., as a borrower, the Guarantors signatories thereto, Bank of Montreal, as Administrative Agent and Associated Bank National Association, as the Series One Incremental Term Loan Lender (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2024).

10.26	Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2024).

10.27	Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2024).

Exhibit No.	Description

19.1 *	Insider Trading Compliance Policy

21.1*	List of subsidiaries of Whitestone REIT

23.1*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recoupment (Clawback) Policy (previously filed as and incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, filled on March 13, 2024).

101

The following financial information of the Registrant for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 (unaudited) and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022 (unaudited), (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT

Date:	March 17, 2025	By:	/s/ David K. Holeman
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

March 17, 2025	/s/ David K. Holeman
David K. Holeman, CEO
(Principal Executive Officer)

March 17, 2025	/s/ John S. Hogan
John S. Hogan, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 17, 2025	/s/ Amy S. Feng
Amy S. Feng, Chair

March 17, 2025	/s/ Jeffrey A. Jones
Jeffrey A. Jones, Trustee

March 17, 2025	/s/ Julia B. Buthman
Julia B. Buthman, Trustee

March 17, 2025	/s/ Kristian M. Gathright
Kristian M. Gathright, Trustee

March 17, 2025	/s/ Donald A. Miller
Donald A. Miller, Trustee

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Whitestone REIT:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index to Consolidated Financial Statements at Item 15 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 17, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the Consolidated Financial Statements that was communicated or required to be communicated to the audit committee and that:  (i) relates to accounts or disclosures that are material to the Consolidated Financial Statements and (ii) involved our especially challenging, subjective, or complex judgments.  The communication of this critical audit matter does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Acquisitions of Real Estate Assets

As described in Note 2 to the Consolidated Financial Statements, management allocates the purchase price of acquired properties to land, buildings and improvements, identifiable intangible assets, and acquired liabilities based on respective fair values at the time of purchase. Management determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. During the year ended December 31, 2024, the Company acquired various properties for a total purchase price of approximately $55.9 million.

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

•

for certain property acquisitions for which there was a risk of material misstatement, obtained and evaluated the third-party purchase price allocation reports utilized by management in its purchase price allocation, along with relevant supporting documentation, such as the executed purchase agreements, executed closing statements, and the recorded journal entry, as well as evaluated management’s use of a specialist for such third-party purchase price allocation reports; and

•

for certain property acquisitions for which there was a risk of material misstatement, with the assistance of an auditor engaged specialist, evaluated the reasonableness of the third-party purchase price allocations and methodology used by management in its purchase price allocation, including related inputs, such as comparable sales transactions, market rents, discount rates and terminal capitalization rates.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditors since 2002.

Houston, Texas

March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Whitestone REIT:

Opinion on Internal Control over Financial Reporting

We have audited Whitestone REIT and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows of the Company, and our report dated March 17, 2025, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 17, 2025

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2024	December 31, 2023

ASSETS
Real estate assets, at cost
Property	$1,248,223	$1,221,466
Accumulated depreciation	(246,534)	(229,767)
Total real estate assets	1,001,689	991,699
Investment in real estate partnership	—	31,671
Cash and cash equivalents	5,224	4,572
Restricted cash	10,146	68
Escrows and deposits	4,006	24,148
Accrued rents and accounts receivable, net of allowance for doubtful accounts	33,820	30,592
Receivable from partnership redemption	31,643	—
Receivable due from related party	15,186	1,513
Unamortized lease commissions, legal fees and loan costs	14,693	13,783
Prepaid expenses and other assets(1)	7,805	4,765
Finance lease right-of-use assets	10,427	10,428
Total assets	$1,134,639	$1,113,239

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$631,518	$640,172
Accounts payable and accrued expenses(2)	40,703	36,513
Payable due to related party	1,577	1,577
Tenants' security deposits	9,295	8,614
Dividends and distributions payable	6,931	6,025
Finance lease liabilities	781	721
Total liabilities	690,805	693,622
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 50,690,163 and 49,610,831 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	51	50
Additional paid-in capital	637,946	628,079
Accumulated deficit	(205,557)	(216,963)
Accumulated other comprehensive income	5,713	2,576
Total Whitestone REIT shareholders' equity	438,153	413,742
Noncontrolling interest in subsidiary	5,681	5,875
Total equity	443,834	419,617
Total liabilities and equity	$1,134,639	$1,113,239

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2024	December 31, 2023

(1) Operating lease right of use assets (net)	$59	$109
(2) Operating lease liabilities	$58	$112

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2024	2023	2022

Revenues
Rental(1)	$151,260	$145,652	$138,200
Management, transaction, and other fees	3,022	1,317	1,221
Total revenues	154,282	146,969	139,421

Operating expenses
Depreciation and amortization	34,894	32,966	31,707
Operating and maintenance	28,205	27,948	25,688
Real estate taxes	17,773	18,016	17,607
General and administrative	23,189	20,653	18,066
Total operating expenses	104,061	99,583	93,068

Other expenses (income)
Interest expense	34,035	32,866	27,193
Gain on sale of properties, net	(22,125)	(9,006)	(16,950)
Loss on disposal of assets, net	547	522	192
Interest, dividend and other investment income	(87)	(51)	(65)
Total other expenses	12,370	24,331	10,370

Income before equity investment in real estate partnership and income tax	37,851	23,055	35,983

Equity (deficit) in earnings of real estate partnership	(28)	(3,155)	239
Provision for income tax	(450)	(450)	(422)
Net income	37,373	19,450	35,800

Less: Net income attributable to noncontrolling interests	480	270	530

Net income attributable to Whitestone REIT	$36,893	$19,180	$35,270

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022

Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.73	$0.39	$0.72
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.72	$0.38	$0.71

Weighted average number of common shares outstanding:
Basic	50,214	49,501	49,256
Diluted	51,347	50,813	49,950

Consolidated Statements of Comprehensive Income (Loss)

Net income	$37,373	$19,450	$35,800

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	3,178	(3,452)	12,925

Comprehensive income	40,551	15,998	48,725

Less: Net income attributable to noncontrolling interests	480	270	530
Less: Comprehensive income (loss) attributable to noncontrolling interests	41	(48)	191

Comprehensive income attributable to Whitestone REIT	$40,030	$15,776	$48,004

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
(1) Rental
Rental revenues	$108,930	$105,494	$101,113
Recoveries	43,558	41,109	38,243
Bad debt	(1,228)	(951)	(1,156)
Total rental	$151,260	$145,652	$138,200

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

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2023	49,611	$50	$628,079	$(216,963)	$2,576	$413,742	694	$5,875	$419,617
Exchange of noncontrolling interest OP units for common shares	44	—	355	—	—	355	(44)	(355)	—
Exchange offer costs	—	—	(81)	—	—	(81)	—	—	(81)
Issuance of common shares - ATM Program, net of offering costs	580	1	7,619	—	—	7,620	—	—	7,620
Issuance of common shares under dividend reinvestment plan	7	—	36	—	—	36	—	—	36
Repurchase of common shares (1)	(209)	—	(2,641)	—	—	(2,641)	—	—	(2,641)
Share-based compensation	657	—	4,579	—	—	4,579	—	—	4,579
Distributions	—	—	—	(25,487)	—	(25,487)	—	(360)	(25,847)
Unrealized gain on change in fair value of cash flow hedge	—	—	—	—	3,137	3,137	—	41	3,178
Net income	—	—	—	36,893	—	36,893	—	480	37,373
Balance, December 31, 2024	50,690	$51	$637,946	$(205,557)	$5,713	$438,153	650	$5,681	$443,834

(1)

During the years ended December 31, 2024, 2023 and 2022, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$37,373	$19,450	$35,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,894	32,966	31,707
Amortization of deferred loan costs	1,106	1,089	1,100
Gain on sale of properties	(22,125)	(9,006)	(16,950)
Loss on disposal of assets	547	522	192
Bad debt	1,228	951	1,156
Share-based compensation	4,579	3,727	1,511
Deficit (equity) in earnings of real estate partnership	28	3,155	(239)
Amortization of right-of-use assets - finance leases	87	94	—
Building improvements received due to lease termination	(749)	—	—
Changes in operating assets and liabilities:
Escrows and deposits	6,509	2,312	(1,504)
Accrued rents and accounts receivable	(4,415)	(5,973)	(4,331)
Receivable due from related party	(40)	(136)	(530)
Unamortized lease commissions, legal fees and loan costs	(3,536)	(4,592)	(3,386)
Prepaid expenses and other assets	2,280	2,484	1,749
Accounts payable and accrued expenses	(220)	355	(2,766)
Payable due to related party	—	16	564
Tenants' security deposits	681	186	358
Net cash provided by operating activities	58,227	47,600	44,431
Cash flows from investing activities:
Acquisitions of real estate	(55,751)	(25,474)	(16,992)
Acquisition of ground lease	—	—	(9,786)
Additions to real estate	(22,410)	(17,055)	(13,659)
Proceeds from sales of properties	52,004	19,847	33,723
Proceeds from sale of property held in restricted cash (1031 exchange)	10,146	—	—
Escrowed loan repayment on behalf of real estate partnership	—	(13,633)	—
Net cash used in investing activities	(16,011)	(36,315)	(6,714)
Cash flows from financing activities:
Distributions paid to common shareholders	(24,572)	(23,684)	(22,958)
Distributions paid to OP unit holders	(321)	(332)	(346)
Proceeds from issuance of common shares, net of offering costs	7,620	—	—
Payments of exchange offer costs	(81)	—	(335)
Net proceeds from (payments of) credit facility	(21,000)	42,500	(16,000)
Proceeds from notes payable	76,340	—	—
Repayments of notes payable	(66,016)	(30,945)	(3,468)
Payments of loan origination costs	(789)	—	(3,632)
Repurchase of common shares	(2,641)	(525)	(537)
Payment of finance lease liability	(26)	(14)	—
Net cash used in financing activities	(31,486)	(13,000)	(47,276)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,730	(1,715)	(9,559)
Cash, cash equivalents and restricted cash at beginning of period	4,640	6,355	15,914
Cash, cash equivalents and restricted cash at end of period (1)	$15,370	$4,640	$6,355

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$33,663	$31,136	$26,493
Cash paid for taxes	$432	$435	$366
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$58	$976	$454
Financed insurance premiums	$2,638	$3,002	$1,846
Value of shares issued under dividend reinvestment plan	$36	$75	$67
Value of common shares exchanged for OP units	$355	$17	$618
Change in fair value of cash flow hedge	$3,178	$(3,452)	$12,925
Recognition of finance lease liability	$86	$—	$735
Accrued capital expenditures	$2,062	$—	$—
Receivable from partnership redemption	$31,643	$—	$—
Building improvements received due to lease termination	$749	$—	$—

	December 31,
	2024	2023	2022
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,224	$4,572	$6,166
Restricted cash	10,146	68	189
Total cash, cash equivalents and restricted cash	$15,370	$4,640	$6,355

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2024, 2023 and 2022, we owned 55, 55, and 57 commercial properties, respectively, in and around Austin, Chicago, Dallas-Fort Worth, Houston, Phoenix and San Antonio.

As of December 31, 2024, these properties consist of:

Consolidated Operating Portfolio

•	50 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

As of December 31, 2024, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On  January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. As of the date of this filing, we have not received consideration for redemption of our equity investment in Pillarstone OP as required by the partnership agreement. On  March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We have filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2024, 2023 and 2022, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

Estimates regarding Pillarstone OP’s financial condition and results of operations and guarantee. We relied on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP. As of December 31, 2023, and 2022, Pillarstone OP’s financial statements were not made accessible to us. Consequently, we estimated its financial condition and results of operations based on the information available to us. For the first 25 days of 2024, we have also estimated Pillarstone OP’s results using the best available data at the time of this report.

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

On  December 1, 2023, the Company reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of  December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and will be entitled to assert a subrogation claim against Pillarstone OP. As of  December 31, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

Equity Method.   In compliance with Accounting Standards Update (“ASU”) 2014-09 (“Topic 606”) and Accounting Standards Codification (“ASC”) 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to  January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for substantially all of its investment in Pillarstone OP. Please refer to Note 4 to the accompanying consolidated financial statements for the full disclosure.

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

Reclassifications.  The Company has reclassified certain prior year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity.

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During 2015, pursuant to the terms of our $15.1 million 4.99% Note, due  January 6, 2024 (see Note 8 (Debt)), which was collateralized by our Anthem Marketplace property, we were required by the lenders thereunder to establish a cash management account controlled by the lenders to collect all amounts generated by our Anthem Marketplace property in order to collateralize such promissory note. For the year ended December 2023 and 2022, amounts in the cash management account were classified as restricted cash. The note was paid off in January 2024.

During the year ended December 31, 2024, the Company sold Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and are restricted for the acquisition of a replacement property. On December 12, 2024, a portion of these escrowed funds was used to acquire Village Shops at Dana Park as a qualifying replacement property under the 1031 exchange. As of December 31, 2024, the Company had a remaining balance in escrow, classified as Restricted Cash on the balance sheet. These funds are legally restricted and cannot be used for general corporate purposes.

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $4.6 million, $3.7 million and $1.5 million in share-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

Other property income primarily includes amounts recorded in connection with management fees and lease termination fees. Pillarstone OP paid us management fees for property management, leasing and day-to-day advisory and administrative services. The management agreement with Pillarstone OP was terminated on August 18, 2022. Additionally, we recognize lease termination fees in the year that the lease is terminated, and collection of the fee is probable. Amounts recorded within other property income are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of  December 31, 2024 and 2023 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2024, approximately $ 564,000 and $ 182,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2023, approximately $ 552,000 and $ 262,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2022, approximately $455,000 and $281,000 in interest expense and real estate taxes, respectively, were capitalized.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

Impairment.  We review our properties and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, we determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2024.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2024 and 2023, we had an allowance for uncollectible accounts of $14.7 million and $13.6 million, respectively. For the years ending December 31, 2024, 2023 and 2022, we recorded an adjustment to rental revenue in the amount of $1.0 million, $1.0 million and $1.2 million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2024, 2023 and 2022, was a bad debt adjustment of $0.2 million, $0.3 million, and $0.6 million, respectively, and a straight-line rent reserve adjustment of $0.05 million, $(0.002) million, and $0.3 million, respectively, related to credit loss for the conversion of 11, 20, and 80 tenants, respectively, to cash basis revenue.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2024, 2023 and 2022, we recorded a margin tax provision of $0.5 million, $0.5 million and $0.4 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $614.3 million and $612.4 million as compared to the book value of approximately $632.5 million and $640.5 million as of December 31, 2024 and 2023, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

The fair value of our loan guarantee to Pillarstone OP is estimated on a Level 3 basis (as provided by ASC 820), using a probability-weighted discounted cash flow analysis based on a discount rate, discounting the loan balance. The fair value and book value of the loan guarantee were both $0 as of  December 31, 2024 and 2023.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2024 and 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2024, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2024, we consider our cash flow hedges to be highly effective.

Concentration of Risk.  Substantially all of our revenues are obtained from office and retail locations in the Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update enhances segment reporting by requiring the disclosure of significant segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We adopted this guidance as of January 1, 2024, and it did not have a material impact on our consolidated financial statements. For new disclosures related to the adoption of ASU 2023-07, refer to Note 17, “Segment Reporting.”

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

3.  REAL ESTATE

As of December 31, 2024, we owned 55 commercial properties in the Austin, Dallas-Fort Worth, Houston, Phoenix and San Antonio areas comprised of approximately 4.9 million square feet of gross leasable area (“GLA”). Five of the 55 commercial properties are land parcels held for future development.

Property Acquisitions.

On December 12, 2024, we acquired Village Shops at Dana Park, a property that meets our Community Centered Property® strategy, for $5.6 million in cash and net prorations. Village Shops at Dana Park, a 10,128 square foot property, was 100% leased at the time of purchase and is located in the Mesa submarket of Phoenix, Arizona. The funding for this acquisition was partially obtained through a 1031 exchange transaction, utilizing the proceeds from the sale of our Providence property in accordance with Section 1031 of the Internal Revenue Code.

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

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended  December 31, 2024, 2023 and 2022 were acquired on January 1, 2022. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Total revenues	$155,727	$154,095	$150,520
Net income	$37,825	$21,918	$39,531
Net income attributable to Whitestone REIT (1)	$37,345	$21,648	$39,001
Basic Earnings Per Share:	$0.74	$0.44	$0.79
Diluted Earnings Per Share:	$0.73	$0.43	$0.78
Weighted-average common shares outstanding:
Basic	50,214	49,501	49,256
Diluted	51,347	50,813	49,950

(1)	Net income attributable to Whitestone REIT reflects historical ownership percentages.

Acquisition costs. Acquisition-related costs of $0.2 million, $0.1 million and $0.1 million are capitalized in real estate assets in our balance sheets for the years ended December 31, 2024, 2023 and 2022, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

Property dispositions.

On November 6, 2024, we completed the sale of Providence, located in Houston, Texas, for $16.3 million. We recorded a gain on sale of $11.9 million.

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

We have not included 2024, 2023, and 2022 sold properties in discontinued operations as they did not meet the definition of discontinued operations.

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of  December 31, 2024, our ownership in Pillarstone OP no longer represents a majority interest. On  January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP.

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
December 31, 2024

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

In accordance with ASU 2014-09 (“Topic 606”) and ASC 610, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets,” the Company recognized its investment in Pillarstone OP under the equity method for the year ended December 31, 2023. For the year ended December 31, 2024, investment recognition was only through January 24, 2024 the redemption date, after which the Company no longer held a majority interest.

The table below presents the real estate partnership investment in which the Company held an ownership interest (in thousands):

		Company’s Investment as of
		December 31, 2024	December 31, 2023
Real estate partnership	Ownership Interest
Pillarstone OP	81.4%	$—	$31,671
Total real estate partnership(1)(2)(3)		$—	$31,671

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

(2)

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent us from exercising our contractual Redemption Right, on July 12, 2022, we filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement. On September 8, 2022, our Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that our right of redemption is not impaired while the underlying dispute is being considered by the Court. On January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted us from exercising the unfettered contractual redemption right we obtained in connection with our investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed us to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, later enter a monetary judgment against Pillarstone for the difference between the amount we would have received in or around December 2021 and the current value. On January 25, 2024, we exercised our notice of redemption for substantially all of its investment in Pillarstone OP. On March 4, 2024, Pillarstone REIT filed the Pillarstone Bankruptcies. The automatic stay that temporarily prevents creditors from trying to collect money or seize property from debtors in bankruptcy was lifted in November 2024 following the Court-approved Plan of Liquidation, and the Company continues to pursue its redemption claim in Delaware. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. We have filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

The table below presents the Company’s share of net income from its former investment in the real estate partnership which is included in equity (deficit) in earnings of real estate partnership, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Year Ended December 31,
	2024	2023	2022

Pillarstone OP	$(28)	$(3,155)	$239

Summarized financial information for the Company’s investment in real estate partnership is as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets:
Real estate, net	$—	$47,115
Other assets	—	6,680
Total assets(1)	—	53,795
Liabilities and equity:
Notes payable	—	14,292
Other liabilities	—	4,040
Equity	—	35,463
Total liabilities and equity(2)	—	53,795
Company’s share of equity	—	28,885
Cost of investment in excess of the Company’s share of underlying net book value	—	2,786
Carrying value of investment in real estate partnership(3)	$—	$31,671

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

	Year Ended December 31,
	01/01/2024-01/25/2024 (2)	2023	2022
Rental revenues	$591	$8,459	$8,930
Property expenses	(559)	(9,683)	(7,386)
Other expenses	(56)	(2,517)	(1,099)
Loss on sale of properties or disposal of assets	—	—	(20)
Net income (loss)(1)	$(24)	$(3,741)	$425

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements for the year ended December 31, 2024, 2023, and 2022 have not been made available to us, we have estimated net income (loss) and its components based on the information available to us at the time of this report.

(2)	The estimated net loss and its components are calculated through January 25, 2024, the redemption date.

The amortization of the basis difference between the cost of investment and the Company’s share of underlying net book value for years ended  December 31, 2024, 2023 and 2022 was $7,000, $108,000, and $108,000, respectively. The Company amortized the difference into equity in earnings of real estate partnership on the consolidated statements of operations and comprehensive income (loss).

The Company has evaluated its guarantee to Pillarstone OP pursuant to ASC 460, Guarantees, and has determined the guarantee to be a performance guarantee, for which ASC 460 contains initial recognition and measurement requirements, and related disclosure requirements. The Company is obligated in two respects: (i) a noncontingent liability, which represents the Company’s obligation to stand ready to perform under the terms of the guarantee in the event that the specified triggering event(s) occur; and (ii) the contingent liability, which represents the Company’s obligation to make future payments if those triggering events occur. The Company recognized a noncontingent liability of $462,000 at the inception of the guarantee at fair value and is recorded on the Company’s consolidated balance sheet as a liability. The Company amortized the guarantee liability into income over seven years. For the years ended December 31, 2024, 2023, and 2022, the amortization of the guarantee liability was $0, $18,000, and $37,000, respectively.

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

On  December 1, 2023, Whitestone OP reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and negotiated and satisfied a payoff as of  December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and will be entitled to assert a subrogation claim against Pillarstone OP. As of  December 31, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

The DPO Amount included a compromise settlement of approximately $1,688,000 for the disputed default interest and other fees.

On  December 1, 2023, Pillarstone OP filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower (Whitestone Uptown Tower LLC) in the United States Bankruptcy Court for the Northern District of Texas.

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

On  April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Company as Guarantor of the loan. On or before  June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the Lender from  April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13,632,764 tendered to it by Whitestone REIT Operating Partnership, L.P., and the guaranty was subsequently released. On  October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13,632,764 million. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming Whitestone OP’s right of subrogation.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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
December 31, 2024

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31, 2024	December 31, 2023
Tenant receivables	$17,285	$16,287
Accrued rents and other recoveries	29,964	26,751
Allowance for doubtful accounts	(14,720)	(13,570)
Other receivables	1,291	1,124
Total	$33,820	$30,592

6.  UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Leasing commissions	$21,562	$19,462
Deferred legal cost	257	356
Deferred financing cost	4,236	4,149
Total cost	26,055	23,967
Less: leasing commissions accumulated amortization	(9,057)	(8,744)
Less: deferred legal cost accumulated amortization	(232)	(272)
Less: deferred financing cost accumulated amortization	(2,073)	(1,168)
Total cost, net of accumulated amortization	$14,693	$13,783

A summary of expected future amortization of deferred costs is as follows (in thousands):

	Leasing	Deferred	Deferred
Years Ended December 31,	Commissions	Legal Costs	Financing Costs	Total
2025	$3,398	$10	$902	$4,310
2026	2,164	10	778	2,952
2027	1,835	4	407	2,246
2028	1,499	1	76	1,576
2029	1,153	—	—	1,153
Thereafter	2,456	—	—	2,456
Total	$12,505	$25	$2,163	$14,693

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2024 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents (1)
2025	$101,064
2026	88,889
2027	75,259
2028	60,473
2029	45,716
Thereafter	132,798
Total	$504,199

(1)	These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately one to five years.

As of December 31, 2024, the Company had one ground lease and one office machine that were classified as finance leases. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating and finance leases in existence as of December 31, 2024 in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Leases
2025	$30	$82
2026	24	83
2027	6	85
2028	1	86
2029	—	81
Thereafter	—	2,642
Total undiscounted rental payments	61	3,059
Less imputed interest	3	2,278
Total lease liabilities	$58	$781

For the year ended December 31, 2024, the total lease costs for operating and finance leases were $49,000 and $87,000, respectively. The weighted average remaining lease terms for our operating and finance leases at December 31, 2024 were 1.8 and 94 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.6% for operating and 6.1% for finance leases at December 31, 2024.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	December 31, 2024	December 31, 2023
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$20.0 million, 3.67% plus 1.50% Note, due January 31, 2028 (3)	20,000	—
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$19.0 million, 4.15% Note, due December 1, 2024	—	17,658
$14.0 million, 4.34% Note, due September 11, 2024	—	12,427
$14.3 million, 4.34% Note, due September 11, 2024	—	13,257
$15.1 million, 4.99% Note, due January 6, 2024	—	13,350
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	35,714	42,857
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	50,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	429	—
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	75,000	96,000
Total notes payable principal	632,483	640,549
Less deferred financing costs, net of accumulated amortization	(965)	(377)
Total notes payable	$631,518	$640,172

(1)

Promissory note includes an interest rate swap that fixed the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

(3)	Series One Incremental Term Loan includes an interest rate swap that fixed the term loan rate at 5.165% through January 31, 2028.

As of December 31, 2022, our debt agreements indexed to LIBOR have been converted to SOFR.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

The Loan proceeds were used to pay down the Borrower’s existing floating rate indebtedness.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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
December 31, 2024

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

The 2022 Facility is comprised of the following three tranches:

•	$250.0 million unsecured revolving credit facility with a maturity date of September 16, 2026 (the “2022 Revolver”);

•	$265.0 million unsecured term loan with a maturity date of January 31, 2028 (“Term Loan”); and

•	$20.0 million unsecured term loan with a maturity date of January 31, 2028 (the “Series One Incremental Term Loan”), effective October 7, 2024.

Borrowings under the 2022 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our then existing total leverage as set forth in the Credit Agreement. As of  December 31, 2024, the interest rate on the 2022 Revolver was 6.12%. Based on our current leverage ratio, the revolver has initial interest rate of SOFR plus 1.45% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus spreads ranging from 1.45% to 2.10% through October 28, 2022

•	2.80% plus spreads ranging from 1.45% to 2.10% from October 29, 2022 through January 31, 2024

•	3.42% plus spreads ranging from 1.45% to 2.10% from February 1, 2024 through January 31, 2028

As of  December 31, 2024, the Term Loan with the swap had a spread of 1.40% and a 10 basis point credit spread adjustment.

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

The 2022 Facility includes an accordion feature that will allow the Operating Partnership to increase the borrowing capacity by an aggregate principal amount not to exceed $200.0 million, upon the satisfaction of certain conditions. As of December 31, 2024, subject to any potential future paydowns or increases in the borrowing base, we have $125.0 million remaining availability under the 2022 Revolver. As of December 31, 2024, $410.0 million was drawn on the 2022 Facility and our unused borrowing capacity was $125.0 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base. The Company used $379.5 million of proceeds from the 2022 Facility to repay amounts outstanding under the 2019 Facility.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

As of December 31, 2024, our $136.3 million in secured debt was collateralized by four properties with a carrying value of $221.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of December 31, 2024, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2024 were as follows (in thousands):

Year	Amount Due
2025	$17,572
2026	142,143
2027	97,414
2028	302,823
2029	17,867
Thereafter	54,664
Total	$632,483

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

As of December 31, 2024, we had the following contractual obligations (in thousands):

		Payment due by period (in thousands)
					More than
		Less than 1	1 - 3 years	3 - 5 years	5 years
Consolidated Contractual Obligations	Total	year (2025)	(2026 - 2027)	(2028 - 2029)	(after 2029)
Long-Term Debt - Principal	$632,483	$17,572	$239,557	$320,690	$54,664
Long-Term Debt - Fixed Interest	86,384	26,512	45,510	9,305	5,057
Long-Term Debt - Variable Interest (1)	8,036	4,592	3,444	—	—
Unsecured credit facility - Unused commitment fee (2)	438	250	188	—	—
Operating Lease Obligations	61	30	30	1	—
Finance Lease Obligations	3,059	82	168	167	2,642
Total	$730,461	$49,038	$288,897	$330,163	$62,363

(1)

As of December 31, 2024, we had one loan totaling $75.0 million which bore interest at a floating rate. The variable interest rate payments are based on SOFR plus 1.45% and a 10 basis point spread adjustment which reflects our new interest rates under our 2022 Facility. The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month SOFR as of December 31, 2024, of 4.49%.

(2)

The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2024 balance of $410.0 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

9.  DERIVATIVES AND HEDGING ACTIVITIES

The estimated fair value of our interest rate swaps is as follows (in thousands):

December 31, 2024
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$5,792

December 31, 2023
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$2,613

On October 7, 2024, Whitestone REIT, operating through its subsidiary Whitestone REIT Operating Partnership, entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.665% plus bank credit spreads (that are currently 1.5%, through January 31, 2028), or an all-in rate of 5.165%. See Note 8 (Debt) for additional information regarding the 2022 Facility. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

On  January 31, 2019, we, through our Operating Partnership, entered into an interest rate swap of $165 million with Bank of Montreal that fixed the LIBOR portion of our $165 million term loan under the 2019 Facility at 2.43%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $32.6 million of the swap to U.S. Bank, National Association, $29.4 million of the swap to Regions Bank, $40.0 million of the swap to SunTrust Bank, and $15.0 million of the swap to Associated Bank. Effective  September 7, 2022, Regions Bank novated $29.4 million of the swap to Bank of Montreal.  See Note 8 (Debt) for additional information regarding the 2019 Facility. The swap began on  February 8, 2021, and matured on  January 31, 2024. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss).

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Year Ended December 31, 2024	$3,178	Interest expense	$5,911
Year Ended December 31, 2023	$(3,452)	Interest expense	$6,825
Year Ended December 31, 2022	$12,925	Interest expense	$(1,523)

(1)	There was no ineffective portion of our interest rate swaps recognized in earnings for the years ended December 31, 2024, 2023 and 2022.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.  During the years ended December 31, 2024, 2023 and 2022, 652,786, 693,803, and 737,983 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Year Ended
	December 31,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net Income	$37,373	$19,450	$35,800
Less: Net income attributable to noncontrolling interests	(480)	(270)	(530)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$36,893	$19,180	$35,270

Denominator:
Weighted average number of common shares - basic	50,214	49,501	49,256
Effect of dilutive securities:
Unvested restricted shares	1,133	1,312	694
Weighted average number of common shares - dilutive	51,347	50,813	49,950

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.73	$0.39	$0.72
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.72	$0.38	$0.71

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2024	2023	2022
Ordinary income (unaudited)	61.2%	97.8%	100.0%
Return of capital (unaudited)	1.6%	2.2%	—
Capital gain distributions (unaudited)	37.2%	—	—
Total	100.0%	100.0%	100.0%

12.  RELATED PARTY TRANSACTIONS

Former Executives, Trustee, and Their Ownership Interests in Pillarstone REIT. Prior to his employment termination on  January 18, 2022, Mr. James C. Mastandrea, the former Chairman and Chief Executive Officer of Whitestone REIT, also served as the Chairman and Chief Executive Officer of Pillarstone REIT and beneficially owns approximately 66.7% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the “Exchange Act”)). He resigned as a member of the Board of Whitestone REIT on  April 18, 2022. Prior to his employment termination on  February 9, 2022, Mr. John J. Dee, the Company’s former Chief Operating Officer and Corporate Secretary, also served as the Senior Vice President and Chief Financial Officer of Pillarstone REIT and beneficially owns approximately 20.0% of the outstanding equity in Pillarstone REIT (when calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act). In addition, Mr. Paul T. Lambert, a Trustee of the Company, until the expiration of his term on  May 12, 2023, also served as a Trustee of Pillarstone REIT.

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

The Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to  January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for the majority of its investment in Pillarstone OP. We reclassified our investment in Pillarstone OP to a receivable on our balance sheet after estimating 25 days of our share of the equity investment income. Please refer to Note 4 (Investment in Real Estate Partnership) for more information on our accounting treatment of our former investment in Pillarstone OP.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the years ended  December 31, 2024, 2023 and 2022 (in thousands):

	Location of Revenue (Expense)	2024	2023	2022
Rent	Operating and maintenance	$—	$(15)	$(471)
Property management fee income	Management, transaction, and other fees	$—	$—	$359

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

During the year ended December 31, 2024, we sold 579,964 common shares under the 2022 equity distribution agreement, with net proceeds to us of approximately $7.6 million. In connection with such sales, we paid compensation of approximately $116,000 to the sales agents. During the years ended 2023 and 2022, we did not sell shares under the 2022 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2024, we owned a 98.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2024 and 2023, there were 51,218,415 and 50,182,938 OP units outstanding, respectively.  We owned 50,569,102 and 49,489,991 OP units as of December 31, 2024 and 2023, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 98.7%, 98.6% and 98.6% for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024 and 2023, 43,747 and 1,533 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

2023
Fourth Quarter	$0.1200	$5,930	$0.1200	$83	$6,013
Third Quarter	0.1200	5,928	0.1200	83	6,011
Second Quarter	0.1200	5,913	0.1200	83	5,996
First Quarter	0.1200	5,913	0.1200	83	5,996
Total	$0.4800	$23,684	$0.4800	$332	$24,016

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

The Compensation Committee administered the 2008 Plan and administers the 2018 Plan except, in each case, with respect to awards to non-employee trustees, for which the 2008 Plan was and the 2018 Plan is administered by the Board of Trustees. The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards. On  September 6, 2017, the Compensation Committee approved the grant of an aggregate of 965,000 performance-based restricted common share units under the 2008 Plan. These units, which only vest immediately prior to the consummation of a Change in Control (as defined in the 2008 Plan) occurring on or before  September 30, 2024 (the “CIC Units”), were granted to certain of our employees. Since the Change in Control did not occur on or before  September 30, 2024, all 455,000 outstanding CIC Units have been forfeited.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

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

On  March 28, 2022, the Compensation Committee approved the grant of an aggregate of 162,556 TSR Units and 162,556 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $13.74 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the  June 30, 2022 grant date to the end of the performance period,  December 31, 2024. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $9.94 and vest annually in three equal installments. On January 2, 2025, the remaining unvested 151,440 TSR units that were granted on June 30, 2022 vested at 200% achievement into 302,880 common shares. The vesting condition was satisfied on December 31, 2024, and the shares were issued on January 2, 2025.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2024 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2024	1,452,433	$10.12
Granted	415,329	13.87
Vested	(446,917)	7.05
Forfeited	(477,294)	12.94
Non-vested at December 31, 2024	943,551	11.80
Available for grant at December 31, 2024	732,792

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended  December 31, 2024, 2023 and 2022 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2024	415,329	$13.87	(446,917)	$3,151
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841
Year Ended December 31, 2022	360,334	$11.61	(519,003)	$3,442

Total compensation recognized in earnings for share-based payments was $4.6 million, $3.7 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

We expect to record approximately $6.2 million in share-based compensation subsequent to the year ended December 31, 2024. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 23 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2024, the TSR Peer Group Ranking called for 200%, 150%, and 100% attainment of the TSR Units granted in 2022, 2023, and 2024, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

15. GRANTS TO TRUSTEES

On December 24, 2024, seven independent trustees were granted a total of 42,746 common shares, which vest immediately and are prorated based on date appointed. The 42,746 common shares granted to our trustees had a grant fair value of $14.15 per share. The fair value of the shares granted during the year ended December 31, 2024 was determined using quoted prices available on the date of grant.

On December 20, 2023, six independent trustees were granted a total of 24,134 common shares, which vest immediately and are prorated based on date appointed. The 24,134 common shares granted to our trustees had a grant fair value of $12.44 per share. The fair value of the shares granted during the year ended December 31, 2023 was determined using quoted prices available on the date of grant.

On December 19, 2022, five independent trustees were granted a total of 35,222 common shares, which vest immediately and are prorated based on date appointed. The 35,222 common shares granted to our trustees had a grant fair value of $9.52 per share. The fair value of the shares granted during the year ended December 31, 2022 was determined using quoted prices available on the date of grant.

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

On  December 1, 2023, Whitestone OP reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and negotiated and satisfied a payoff as of  December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and asserted a subrogation claim against Pillarstone OP. As of  December 31, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

The DPO Amount included a compromise settlement of approximately $1,688,000 for the disputed default interest and other fees.

On  December 1, 2023, Pillarstone OP filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower (Whitestone Uptown Tower LLC) in the United States Bankruptcy Court for the Northern District of Texas.

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

On  April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Company as Guarantor of the loan. On or before  June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the Lender from  April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13,632,764 tendered to it by Whitestone REIT Operating Partnership, L.P., and the guaranty was subsequently released. On  October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13,632,764. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming Whitestone OP’s right of subrogation.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

Former COO Litigation

On  May 9, 2023, the Company’s former COO, John Dee, filed suit against the Company in the District Court of Harris County, Texas, purporting to assert claims for breach of his change-in-control agreement arising from the Company’s termination of its former CEO James Mastandrea for cause, and is seeking monetary relief in excess of $1,000,000 in damages and equitable relief. On December 23, 2024, Mr. Dee filed a Notice of Appeal of the court's order denying his intervention in the James Mastandrea v. Whitestone REIT case. The Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

Former CEO Litigation

On  February 23, 2022, the Company’s former CEO, James Mastandrea, filed suit against the Company and certain of its trustees (Nandita Berry, Jeff Jones, Jack Mahaffey, and David Taylor) and executives (David Holeman, Christine Mastandrea, and Peter Tropoli) in the District Court of Harris County, Texas, alleging $25 million in damages and equitable relief claims relating to the termination of his employment, including breach of his employment contract, negligence, tortious interference with contract, civil conspiracy, and declaratory judgment. On  September 12, 2022, the claim for breach of fiduciary duty was dismissed and a claim for negligence was added (as to the trustee defendants).

On  December 6, 2023, the District Court of Harris County, Texas granted summary judgement in favor of the Company and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and executives. The Court subsequently denied Mr. Mastandrea’s Motion for Reconsideration and For New Trial.

On December 4, 2024, Mr. Mastandrea filed a Notice of Appeal.

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

On  March 4, 2024, Pillarstone REIT filed the Pillarstone Bankruptcies. The automatic stay that temporarily prevents creditors from trying to collect money or seize property from debtors in bankruptcy was lifted in November 2024 following the Court-approved Plan of Liquidation, and the Company continues to pursue its redemption claim in Delaware.

As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. The Company has filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

17.  SEGMENT REPORTING

The Company generates revenue from its portfolio of community and neighborhood shopping centers. The Chief Executive Officer, as the Company’s Chief Operating Decision Maker (CODM), evaluates performance and resource allocation at the portfolio level. The Company does not segment its operations geographically for performance measurement purposes. As a result, it operates as a single reportable segment (the “Reporting Segment”) under GAAP. The Reporting Segment follows the same accounting policies outlined in the summary of significant accounting policies (see Note 1 for details).

Net income attributable to Whitestone REIT, as shown in the Consolidated Statements of Operations, is a key metric used by the CODM to assess performance and allocate resources. Additionally, total assets, as presented in the Consolidated Balance Sheets, are used to measure the Reporting Segment’s assets.

The table below provides revenues and significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023	2022

Revenues
Total revenues	$154,282	$146,969	$139,421
Less:
Depreciation and amortization	34,894	32,966	31,707
Operating and maintenance	28,205	27,948	25,688
Real estate taxes	17,773	18,016	17,607
General and administrative	23,189	20,653	18,066
Interest expense	34,035	32,866	27,193
Gain on sale of properties, net	(22,125)	(9,006)	(16,950)
Loss on disposal of assets, net	547	522	192
Interest, dividend and other investment income	(87)	(51)	(65)
Add:
Equity (deficit) in earnings of real estate partnership	(28)	(3,155)	239
Provision for income tax	(450)	(450)	(422)
Net income	37,373	19,450	35,800

Less: Net income attributable to noncontrolling interests	480	270	530

Net income attributable to Whitestone REIT	$36,893	$19,180	$35,270

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended  December 31, 2024 and 2023 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2024
Revenues	$37,164	$37,647	$38,633	$40,838
Net income	$9,464	$2,626	$7,723	$17,560
Net income attributable to Whitestone REIT	$9,340	$2,592	$7,624	$17,337
Basic Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.19	$0.05	$0.15	$0.34
Diluted Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.18	$0.05	$0.15	$0.33

2023
Revenues	$35,851	$36,460	$37,134	$37,524
Net income	$3,901	$11,465	$2,521	$1,563
Net income attributable to Whitestone REIT	$3,847	$11,306	$2,486	$1,541
Basic Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.08	$0.23	$0.05	$0.03
Diluted Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.08	$0.22	$0.05	$0.03

(1)

The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2024

19. SUBSEQUENT EVENTS

On March 14, 2025, Whitestone REIT (the “Company”) entered into Severance and Change in Control Agreement (the “Agreement”) with each of David K. Holeman, Chief Executive Officer; J. Scott Hogan, Chief Financial Officer; Christine Mastandrea, President and Chief Operating Officer; Peter A. Tropoli, General Counsel and Corporate Secretary; and Soklin “Michelle” Siv, Vice President of Human Resources (collectively, the “Executives”).

Each Agreement has an initial term of three (3) years, commencing on the effective date. Thereafter, the Agreements will automatically renew for successive three-year terms, unless either party provides written notice of non-renewal at least ninety (90) days before the end of the then-current term. However, if a Change in Control occurs at any time during the original or any renewal term (including extensions triggered by a prior Change in Control), the Agreement will remain in effect for a minimum of twenty-four (24) months following the end of the calendar month in which the Change in Control takes place.

Copies of these Agreements are included as exhibits to this Form 10-K.

Whitestone REIT and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

December 31, 2024

	(in thousands)
	Balance at		Deductions	Balance at
	Beginning		from	End of
Description	of Year	Charges(1)	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2024	$13,570	$1,228	$(78)	$14,720
Year ended December 31, 2023	13,822	951	(1,203)	13,570
Year ended December 31, 2022	14,896	1,156	(2,230)	13,822

(1)	For the years ended December 31, 2024, 2023, and 2022 charges were reductions (additions) to revenue.

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$1,607	$—	$5,126	$5,693	$10,819
Anderson Arbor	4,679	23,545	179	—	4,679	23,724	28,403
Anthem Marketplace	4,790	17,973	2,528	—	4,790	20,501	25,291
Anthem Marketplace Phase II	204	—	298	—	204	298	502
Arcadia Towne Center	7,992	17,227	105	—	7,992	17,332	25,324
BLVD Place	63,893	90,942	6,885	—	63,893	97,827	161,720
The Citadel	472	1,777	3,689	—	472	5,466	5,938
City View Village	2,044	4,149	83	—	2,044	4,232	6,276
Dana Park Pad	890	4,034	(1)	—	890	4,033	4,923
Davenport Village	11,367	34,101	2,599	—	11,367	36,700	48,067
Eldorado Plaza	16,551	30,746	2,106	—	16,551	32,852	49,403
Fountain Square	5,573	9,828	3,285	—	5,573	13,113	18,686
Fulton Ranch Towne Center	7,604	22,612	3,268	—	7,604	25,880	33,484
Garden Oaks Shopping Center	13,087	15,330	481	—	13,087	15,811	28,898
Gilbert Tuscany Village	1,767	3,233	1,577	—	1,767	4,810	6,577
Heritage Trace Plaza	6,209	13,821	1,526	—	6,209	15,347	21,556
Headquarters Village	7,171	18,439	2,967	—	7,171	21,406	28,577
Keller Place	5,977	7,577	1,235	—	5,977	8,812	14,789
Kempwood Plaza	733	1,798	2,672	—	733	4,470	5,203
Lakeside Market	18,116	35,290	4,468	—	18,116	39,758	57,874
Lake Woodlands Crossing	—	12,069	1,010	—	—	13,079	13,079
La Mirada	12,853	24,464	2,728	—	12,853	27,192	40,045
Las Colinas Village	16,706	18,098	2,138	—	16,706	20,236	36,942
Lion Square	1,546	4,289	6,618	—	1,546	10,907	12,453
The MarketPlace at Central	1,305	5,324	1,579	—	1,305	6,903	8,208
Market Street at DC Ranch	9,710	26,779	12,601	—	9,710	39,380	49,090
Paradise Plaza	6,155	10,221	1,631	—	6,155	11,852	18,007
Parkside Village North	3,877	8,629	410	—	3,877	9,039	12,916
Parkside Village South	5,562	27,154	1,215	—	5,562	28,369	33,931
Pinnacle of Scottsdale	6,648	22,466	2,464	—	6,648	24,930	31,578
Pinnacle of Scottsdale Phase II	883	4,659	2,803	—	883	7,462	8,345
The Promenade at Fulton Ranch	5,198	13,367	2,427	—	5,198	15,794	20,992
Quinlan Crossing	9,561	28,683	1,326	—	9,561	30,009	39,570
Seville	6,913	25,518	4,643	—	6,913	30,161	37,074
Scottsdale Commons	9,241	12,929	288	—	9,241	13,217	22,458
Shaver	184	633	193	—	184	826	1,010
Shops at Pecos Ranch	3,781	15,123	2,124	—	3,781	17,247	21,028
Shops at Starwood	4,093	11,487	1,499	—	4,093	12,986	17,079
Starwood Phase III	1,818	7,069	3,797	—	1,818	10,866	12,684
The Shops at Williams Trace	5,920	14,297	3,364	—	5,920	17,661	23,581
The Strand at Huebner Oaks	5,805	12,335	1,183	—	5,805	13,518	19,323
SugarPark Plaza	1,781	7,125	1,885	—	1,781	9,010	10,791
Sunset at Pinnacle Peak	3,610	2,734	1,189	—	3,610	3,923	7,533
Terravita Marketplace	7,171	9,392	2,937	—	7,171	12,329	19,500
Town Park	850	2,911	770	—	850	3,681	4,531

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Village Shops at Dana Park	1,423	4,110	—	—	1,423	4,110	5,533
Village Square at Dana Park	10,877	40,250	6,752	—	10,877	47,002	57,879
Williams Trace Plaza	6,800	14,003	6,943	—	6,800	20,946	27,746
Windsor Park	2,621	10,482	7,666	—	2,621	18,148	20,769
Woodlake Plaza	1,107	4,426	3,919	—	1,107	8,345	9,452
Total Whitestone Properties	$338,244	$757,534	$129,659	$—	$338,244	$887,193	$1,225,437

Land Held for Development:
Anderson Arbor PAD	904	—	—	—	904	—	904
BLVD Place Phase II-B	10,500	—	2,955	2,692	10,500	5,647	16,147
Dana Park Development	4,000	—	25	—	4,000	25	4,025
Eldorado Plaza Development	911	—	95	—	911	95	1,006
Market Street at DC Ranch	704	—	—	—	704	—	704
Total - Land Held for Development	$17,019	$—	$3,075	$2,692	$17,019	$5,767	$22,786

Grand Totals - Whitestone Properties	$355,263	$757,534	$132,734	$2,692	$355,263	$892,960	$1,248,223

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands) (8)	Construction	Acquired	Life (in years)
Whitestone Properties:
Ahwatukee Plaza		$1,668		8/16/2011	3 - 39
Anderson Arbor		1,902		12/01/2021	3 - 39
Anthem Marketplace		6,012		6/28/2013	3 - 39
Anthem Marketplace Phase II		353	3/1/2019		3 - 39
Arcadia Towne Center		1,128		6/12/2023	3 - 39
BLVD Place	(1)	19,779		5/26/2017	3 - 39
The Citadel		3,652		9/28/2010	3 - 39
City View Village		1,083		3/31/2015	3 - 39
Dana Park Pad		295		12/2/2022	3 - 40
Davenport Village		10,090		5/27/2015	3 - 39
Eldorado Plaza		6,723		5/3/2017	3 - 39
Fountain Square		5,513		9/21/2012	3 - 39
Fulton Ranch Towne Center		7,108		11/5/2014	3 - 39
Garden Oaks Shopping Center		718		2/20/2024	3 - 35
Gilbert Tuscany Village		2,350		6/28/2011	3 - 39
Heritage Trace Plaza		4,547		7/1/2014	3 - 39
Headquarters Village		7,240		3/28/2013	3 - 39
Keller Place		2,492		8/26/2015	3 - 39
Kempwood Plaza		2,951		2/2/1999	3 - 39
Lakeside Market		3,783		7/8/2021	3 - 39
Lake Woodlands Crossing		1,480		12/21/2022	3 - 43
La Mirada		6,694		9/30/2016	3 - 39
Las Colinas Village	(2)	2,974		12/6/2019	3 - 39
Lion Square		7,126		1/1/2000	3 - 39
The MarketPlace at Central		3,143		11/1/2010	3 - 39
Market Street at DC Ranch		15,577		12/5/2013	3 - 39
Paradise Plaza		4,360		8/8/2012	3 - 39
Parkside Village North		2,364		7/2/2015	3 - 39
Parkside Village South		7,390		7/2/2015	3 - 39
Pinnacle of Scottsdale		9,153		12/22/2011	3 - 39
Pinnacle of Scottsdale Phase II		2,771	3/31/2017		3 - 39
The Promenade at Fulton Ranch		4,281		11/5/2014	3 - 39
Quinlan Crossing		7,876		8/26/2015	3 - 39
Seville	(2)	6,643		9/30/2016	3 - 39
Scottsdale Commons		533		4/5/2024	3 - 40
Shaver		609		12/17/1999	3 - 39
Shops at Pecos Ranch		5,633		12/28/2012	3 - 39
Shops at Starwood		4,695		12/28/2011	3 - 39
Starwood Phase III		3,529	12/31/2016		3 - 39
The Shops at Williams Trace		5,044		12/24/2014	3 - 39
The Strand at Huebner Oaks	(2)	4,027		9/19/2014	3 - 39
SugarPark Plaza		4,732		9/8/2004	3 - 39
Sunset at Pinnacle Peak		1,591		5/29/2012	3 - 39
Terravita Marketplace		4,445		8/8/2011	3 - 39
Town Park		2,933		1/1/1999	3 - 39

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands) (8)	Construction	Acquired	Life
Village Shops at Dana Park		8		12/12/2024	3 - 40
Village Square at Dana Park		16,245		9/21/2012	3 - 39
Williams Trace Plaza		4,557		12/24/2014	3 - 39
Windsor Park		11,583		12/16/2003	3 - 39
Woodlake Plaza		5,151		3/14/2005	3 - 39
		$246,534

Land Held for Development:
Anderson Arbor PAD		—		4/1/2024	Land - Not Depreciated
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Totals - Whitestone Properties		$246,534

(1)	Reconciliations of total real estate carrying value for each of the three years ended December 31, follows (in thousands):

	2024	2023	2022
Balance at beginning of period	$1,221,466	$1,199,041	$1,196,919
Additions during the period:
Acquisitions	56,861	25,474	16,992
Improvements	25,239	17,055	13,659
	82,100	42,529	30,651
Deductions - cost of real estate sold or retired	(55,343)	(20,104)	(28,529)
Balance at close of period	$1,248,223	$1,221,466	$1,199,041

(2)	The aggregate cost of real estate for federal income tax purposes is $1.2 billion.
(3)	This property secures a $80.0 million mortgage note.
(4)	This property secures a $56.3 million mortgage note.
(5)	Reconciliation of accumulated depreciation for each of the three years ended December 31, follows (in thousands):

	2024	2023	2022

Balance at beginning of period	$229,767	$208,286	$190,333
Additions during the period:
Depreciation expense	31,930	30,668	29,700

Deductions during the period:
Accumulated depreciation of real estate dispositions	(15,163)	(9,187)	(11,747)
Balance at close of period	$246,534	$229,767	$208,286