Form 10-Q
period 2025-03-31
Whitestone REIT
filed 2025-05-05
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, there were 50,895,585 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,253,641	$1,248,223
Accumulated depreciation	(254,819)	(246,534)
Total real estate assets	998,822	1,001,689
Cash and cash equivalents	5,586	5,224
Restricted cash	10,228	10,146
Escrows and deposits	894	4,006
Accrued rents and accounts receivable, net of allowance for doubtful accounts	33,865	33,820
Receivable from partnership redemption	31,643	31,643
Receivable due from related party	14,958	15,186
Unamortized lease commissions, legal fees and loan costs	14,268	14,693
Prepaid expenses and other assets(1)	6,034	7,805
Finance lease right-of-use assets	10,393	10,427
Total assets	$1,126,691	$1,134,639

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$641,295	$631,518
Accounts payable and accrued expenses(2)	30,376	40,703
Payable due to related party	1,535	1,577
Tenants' security deposits	9,188	9,295
Dividends and distributions payable	6,958	6,931
Finance lease liabilities	772	781
Total liabilities	690,124	690,805
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 50,894,945 and 50,690,163 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	51	51
Additional paid-in capital	637,497	637,946
Accumulated deficit	(208,754)	(205,557)
Accumulated other comprehensive income	2,231	5,713
Total Whitestone REIT shareholders' equity	431,025	438,153
Noncontrolling interest in subsidiary	5,542	5,681
Total equity	436,567	443,834
Total liabilities and equity	$1,126,691	$1,134,639

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2025	December 31, 2024
	(unaudited)
(1) Operating lease right of use assets (net)	$52	$59
(2) Operating lease liabilities	$51	$58

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental(1)	$37,395	$36,741
Management, transaction, and other fees	608	423
Total revenues	38,003	37,164

Operating expenses
Depreciation and amortization	9,324	8,800
Operating and maintenance	7,012	6,349
Real estate taxes	4,252	4,238
General and administrative	5,443	6,180
Total operating expenses	26,031	25,567

Other expenses (income)
Interest expense	8,097	8,519
Gain on sale of properties	—	(6,525)
Loss on disposal of assets	100	—
Interest, dividend and other investment income	(100)	(8)
Total other expenses	8,097	1,986

Income before equity investment in real estate partnership and income tax	3,875	9,611

Deficit in earnings of real estate partnership	—	(28)
Provision for income tax	(127)	(119)
Net income	3,748	9,464

Less: Net income attributable to noncontrolling interests	47	124

Net income attributable to Whitestone REIT	$3,701	$9,340

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.07	$0.19
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.07	$0.18

Weighted average number of common shares outstanding:
Basic	50,890	49,940
Diluted	52,010	51,112

Consolidated Statements of Comprehensive Income (Loss)

Net income	$3,748	$9,464

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	(3,526)	5,007

Comprehensive income	222	14,471

Less: Net income attributable to noncontrolling interests	47	124
Less: Comprehensive income (loss) attributable to noncontrolling interests	(44)	66

Comprehensive income attributable to Whitestone REIT	$219	$14,281

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
(1) Rental
Rental revenues	$27,205	$26,864
Recoveries	10,509	10,477
Bad debt	(319)	(600)
Total rental	$37,395	$36,741

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2024	50,690	$51	$637,946	$(205,557)	$5,713	$438,153	650	$5,681	$443,834
Exchange of noncontrolling interest OP units for common shares	7	—	55	—	—	55	(7)	(55)	—
Issuance of shares under dividend reinvestment plan	2	—	25	—	—	25	—	—	25
Repurchase of common shares (1)	(107)	—	(1,510)	—	—	(1,510)	—	—	(1,510)
Share-based compensation	303	—	981	—	—	981	—	—	981
Distributions - $0.1350 per common share / OP unit	—	—	—	(6,898)	—	(6,898)	—	(87)	(6,985)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(3,482)	(3,482)	—	(44)	(3,526)
Net income	—	—	—	3,701	—	3,701	—	47	3,748
Balance, March 31, 2025	50,895	$51	$637,497	$(208,754)	$2,231	$431,025	643	$5,542	$436,567

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,748	$9,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,324	8,800
Amortization of deferred loan costs	280	265
Gain on sale of properties	—	(6,525)
Loss on disposal of assets	100	—
Bad debt	319	600
Share-based compensation	981	861
Deficit in earnings of real estate partnership	—	28
Amortization of right-of-use assets - finance leases	34	22
Changes in operating assets and liabilities:
Escrows and deposits	3,112	6,876
Accrued rents and accounts receivable	(364)	(1,063)
Receivable due from related party	228	(9)
Unamortized lease commissions, legal fees and loan costs	(728)	(817)
Prepaid expenses and other assets	(1,766)	997
Accounts payable and accrued expenses	(12,038)	(8,160)
Payable due to related party	(42)	—
Tenants' security deposits	(107)	185
Net cash provided by operating activities	3,081	11,524
Cash flows from investing activities:
Acquisitions of real estate	—	(27,204)
Additions to real estate	(3,914)	(3,041)
Proceeds from sales of properties	—	25,661
Net cash used in investing activities	(3,914)	(4,584)
Cash flows from financing activities:
Distributions paid to common shareholders	(6,845)	(5,969)
Distributions paid to OP unit holders	(87)	(80)
Proceeds from credit facility	27,300	23,000
Repayments of notes payable	(17,572)	(20,869)
Repurchase of common shares	(1,510)	(1,442)
Payment of finance lease liability	(9)	(5)
Net cash provided by (used in) financing activities	1,277	(5,365)
Net increase in cash, cash equivalents and restricted cash	444	1,575
Cash, cash equivalents and restricted cash at beginning of period	15,370	4,640
Cash, cash equivalents and restricted cash at end of period (1)	$15,814	$6,215

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,041	$8,160
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$—	$29
Financed insurance premiums	$—	$2,638
Value of shares issued under dividend reinvestment plan	$25	$23
Value of common shares exchanged for OP units	$55	$354
Change in fair value of cash flow hedge	$(3,526)	$5,007
Accrued capital expenditures	$1,710	$1,962
Receivable from partnership redemption	$—	$31,643

	March 31,
	2025	2024
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,586	$6,215
Restricted cash	10,228	—
Total cash, cash equivalents and restricted cash	$15,814	$6,215

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2024 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended March 31, 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to this Quarterly Report on Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2025 and December 31, 2024, and the results of operations for the three month periods ended March 31, 2025 and 2024, the consolidated statements of changes in equity for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of  March 31, 2025 and December 31, 2024, Whitestone wholly owned 55 commercial properties in and around Austin, Dallas-Fort Worth, Houston, Phoenix, Scottsdale and San Antonio.

As of March 31, 2025, these properties consist of:

Consolidated Operating Portfolio

•	50 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of March 31, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We have filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP. Please refer to Note 6 in this Quarterly Report on Form 10-Q for more information regarding the accounting treatment of the redemption of our OP units in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2025 and December 31, 2024, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Estimates regarding Pillarstone OP’s financial condition and results of operations. We relied on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP.  As of March 31, 2024, Pillarstone OP’s financial statements were unavailable. We estimated its financial condition for the first 25 days of January 2024 using the best data available at the time.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Restricted Cash. During the year ended  December 31, 2024 , the Company sold Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and are restricted for the acquisition of a replacement property. On  December 12, 2024, a portion of these escrowed funds was used to acquire Village Shops at Dana Park as a qualifying replacement property under the 1031 exchange. As of  March 31, 2025, we have a remaining balance in escrow, classified as Restricted Cash on the balance sheet. These funds are legally restricted and cannot be used for general corporate purposes.

Like-Kind Exchange Activity. As of March 31, 2025, the Company was actively engaged in a like-kind exchange under Section 1031 of the Internal Revenue Code, involving the sale of the Providence property. The identification period commenced on December 20, 2024, and the exchange period concludes on May 5, 2025. Failure to complete the exchange by this date may result in the recognition of capital gains and associated tax liabilities for our investors. The Company is diligently working to ensure the timely completion of this transaction but cannot guarantee that all conditions will be met within the required timeframe.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of March 31, 2025, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2025, approximately $ 136,000 and $ 47,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2024, approximately $ 134,000 and $ 61,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1,132,000 and $936,000 in share-based compensation net of forfeitures for the three months ended March 31, 2025 and 2024, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2025 and December 31, 2024, we had an allowance for uncollectible accounts of  $13.2 million and $14.7 million, respectively. During the three months ended  March 31, 2025 and 2024, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.3 million and $0.6 million decrease in revenue, respectively. The three months ended March 31, 2025 included 11 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.1 million. The three months ended  March 31, 2024 included 19 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.02 million and a decrease to rental revenue for bad debt adjustments of $0.2 million.

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

See our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on significant accounting policies.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2025 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents (1)
2025 (remaining)	$78,168
2026	93,399
2027	80,314
2028	65,346
2029	50,562
Thereafter	142,298
Total	$510,087

As a Lessee. We have automobile and office machine leases, which qualify as operating leases, with remaining lease terms of approximately two years.  As of March 31, 2025, we had one ground lease and one office machine lease that were classified as finance leases. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating and finance leases in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Leases
2025 (remaining)	$22	$62
2026	24	83
2027	7	85
2028	1	86
2029	—	81
Thereafter	—	2,642
Total undiscounted rental payments	54	3,039
Less imputed interest	3	2,267
Total lease liabilities	$51	$772

Total lease cost for operating leases were $19,000 for each of the three-month periods ended  March 31, 2025 and 2024, and for the finance leases were $34,000 and $22,000, respectively

The weighted average remaining lease term for our operating leases and our finance leases was 1.6 and 94 years, respectively, at March 31, 2025. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 4.6% for our operating leases and 6.1% for our finance leases at March 31, 2025.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2025	December 31, 2024
Tenant receivables	$15,814	$17,285
Accrued rents and other recoveries	29,887	29,964
Allowance for doubtful accounts	(13,167)	(14,720)
Other receivables	1,331	1,291
Total	$33,865	$33,820

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasing commissions	$21,911	$21,562
Deferred legal cost	257	257
Deferred financing cost	4,236	4,236
Total cost	26,404	26,055
Less: leasing commissions accumulated amortization	(9,598)	(9,057)
Less: deferred legal cost accumulated amortization	(234)	(232)
Less: deferred financing cost accumulated amortization	(2,304)	(2,073)
Total cost, net of accumulated amortization	$14,268	$14,693

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of March 31, 2025, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

The table below presents our share of net loss from our investment in the real estate partnership which is included in deficit in earnings of real estate partnership, net on our consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2025	2024

Pillarstone OP	$—	$(28)

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

	Three Months Ended March 31, 2025	For the Period from January 1, 2024 to January 25, 2024(1) (2)

Revenues	$—	$591
Operating expenses	—	(559)
Other expenses	—	(56)
Net loss	$—	$(24)

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements for the three months ended March 31, 2024 have not been made available to us, we have estimated net loss and its components based on the information available to us at the time of this report.

(2)	The estimated net loss and its components are calculated through January 25, 2024, the redemption date.

Estimates regarding Pillarstone OP's guarantee.  We, through our subsidiary, Whitestone REIT Operating Partnership, L.P., guaranteed Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023.  The loan was also secured by the Uptown Tower property.  The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.  On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

On December 1, 2023, Whitestone OP reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and asserted a subrogation claim against Pillarstone OP. As of March 31, 2025 and December 31, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

We do not believe a probable loss will be incurred, nor do we anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, we have not recorded a charge as a result of the Pillarstone Bankruptcies.

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
March 31, 2025
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2025	December 31, 2024
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$20.0 million, 3.67% plus 1.50% Note, due January 31, 2028 (3)	20,000	20,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	28,571	35,714
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	40,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	—	429
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	102,300	75,000
Total notes payable principal	642,211	632,483
Less deferred financing costs, net of accumulated amortization	(916)	(965)
Total notes payable	$641,295	$631,518

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

The Loan is a non-recourse loan secured by three of our properties including our related equipment, fixtures, personal property, and other assets, and a limited carve-out guarantee by the our Operating Partnership.

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

On March 22, 2019, we, through our Operating Partnership, entered into a Note Purchase and Guarantee Agreement (as amended from time to time, the “Note Agreement”) together with certain subsidiary guarantors as initial guarantor parties thereto (the “Subsidiary Guarantors”) and The Prudential Insurance Company of America and the various other purchasers named therein (collectively, the “Purchasers”) providing for the issuance and sale of $100 million of senior unsecured notes of the Operating Partnership, of which (i) $50 million are designated as 5.09% Series A Senior Notes due March 22, 2029 (the “Series A Notes”) and (ii) $50 million are designated as 5.17% Series B Senior Notes due March 22, 2029 (the “Series B Notes” and, together with the Series A Notes, the “Notes”) pursuant to a private placement that closed on March 22, 2019 (the “Private Placement”). Obligations under the Notes are unconditionally guaranteed by us and by the Subsidiary Guarantors.

On December 16, 2022, we through our Operating Partnership, amended the Note Agreement, pursuant to the terms and conditions of that certain Amendment No. 1 to Note Purchase and Guaranty Agreement, by and among us and the Operating Partnership, together with certain subsidiary guarantors as initial guarantor parties thereto and The Prudential Insurance Company of America and the various other purchasers named therein, for the purpose of conforming certain covenants and defined terms contained in the Note Agreement with the 2022 Facility (defined below).

The principal of the Series A Notes began to amortize on March 22, 2023 with annual principal payments of approximately $7.1 million. The principal of the Series B Notes began to amortize on March 22, 2025 with annual principal payments of $10.0 million. The Notes pay interest quarterly on the 22nd day of March, June, September and December in each year until maturity.

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
March 31, 2025
(Unaudited)

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

•

maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of 75% of our total net worth as of December 31, 2021 plus 75% of the net proceeds from additional equity offerings (as defined therein); and

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
March 31, 2025
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

As of March 31, 2025, the interest rate on the 2022 Revolver was 5.87%. Based on our current leverage ratio, the revolver has an interest rate of Adjusted Term SOFR plus 1.45% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus spreads ranging from 1.45% to 2.10%, through October 28, 2022;

•	2.80% plus spreads ranging from 1.45% to 2.10%, from October 29, 2022 through January 31, 2024; and

•	3.42% plus spreads ranging from 1.45% to 2.10%, from February 1, 2024 through January 31, 2028.

As of March 31, 2025, the Term Loan with the swaps had a spread of 1.40% and a 10 basis point credit spread adjustment.

The Credit Agreement also has a pricing provision where the applicable margin can be adjusted by an aggregate 0.02% per annum based on our performance on certain sustainability performance targets.

The 2022 Facility includes an accordion feature that allows the Operating Partnership to increase the borrowing capacity by an aggregate amount equal to $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $97.7 million remaining availability under the 2022 Revolver. As of March 31, 2025, $437.3 million was drawn on the 2022 Facility and our unused borrowing capacity was $97.7 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

As of March 31, 2025, our $136.34 million in secured debt was collateralized by four properties with a carrying value of $221.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2025, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2025 were as follows (in thousands):

Year	Amount Due
2025 (remaining)	$—
2026	169,443
2027	97,414
2028	302,823
2029	17,867
Thereafter	54,664
Total	$642,211

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

March 31, 2025
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$2,280
Accounts payable and accrued expenses	$(15)

December 31, 2024
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$5,792

On  October 7, 2024, Whitestone REIT, operating through its subsidiary Whitestone REIT Operating Partnership, entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.665% plus bank credit spreads (that are currently 1.5%, through  January 31, 2028), or an all-in rate of 5.165%. See Note 7 (Debt) for additional information regarding the 2022 Facility. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On March 31, 2023, we, through our Operating Partnership, entered into an interest rate swap of $50 million (“Revolver Swap”) with Bank of Montreal that fixed the unhedged SOFR portion of the variable rate debt at 3.71%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $10.0 million of the swap to U.S. Bank, $10.0 million of the swap to Capital One, $12.5 million of the swap to SunTrust Bank, and $2.5 million of the swap to Associated Bank. The swap began on March 31, 2023 and will mature on September 16, 2026. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended March 31, 2025	$(3,526)	Interest expense	$781
Three Months Ended March 31, 2024	$5,007	Interest expense	$1,699

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2025 and 2024.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2025 and 2024, 644,910 and 663,622 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net income	$3,748	$9,464
Less: Net income attributable to noncontrolling interests	(47)	(124)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$3,701	$9,340

Denominator:
Weighted average number of common shares - basic	50,890	49,940
Effect of dilutive securities:
Unvested restricted shares	1,120	1,172
Weighted average number of common shares - dilutive	52,010	51,112

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.19
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.07	$0.18

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2025 and 2024, we recognized approximately $ 126,000 and $ 120,000, respectively, in margin tax provision.

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

For the three months ended March 31, 2025 and 2024, we did not sell shares under the 2022 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2025, we owned a 98.7% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2025 and December 31, 2024, there were 51,416,592 and 51,218,415 OP units outstanding, respectively.  We owned 50,773,884 and 50,569,102 OP units as of March 31, 2025 and December 31, 2024, respectively. The balance of the OP units is owned by third parties, including certain members of our Board of Trustees.  Our weighted average share ownership in the Operating Partnership was approximately 98.7% and 98.7% for the three months ended March 31, 2025 and 2024, respectively. During the three months ended  March 31, 2025 and 2024, 6,605 and 43,747 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2024 and the three months ended March 31, 2025 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2025
First Quarter	$0.1350	$6,845	$0.1350	$87	$6,932
Total	$0.1350	$6,845	$0.1350	$87	$6,932

2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

12.  INCENTIVE SHARE PLAN

 Our 2008 Long-Term Equity Incentive Plan (as amended, the “2008 Plan”) expired in July 2018. At the Company’s annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired.

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
March 31, 2025
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2025	943,551	$11.80
Granted	—	—
Vested	(151,440)	13.74
Forfeited	—	—
Non-vested at March 31, 2025	792,111	11.43
Available for grant at March 31, 2025	839,384

A summary of our non-vested and vested shares activity for the three months ended March 31, 2025 and years ended December 31, 2024 and 2023 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2025	—	$—	(151,440)	$2,081
Year Ended December 31, 2024	415,329	$13.87	(446,917)	$3,151
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Total compensation recognized in earnings for share-based payments was $ 1,132,000 and $ 936,000 for the three months ended March 31, 2025 and 2024, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards to vest over the next 27 months. As of March 31, 2025, there was approximately $2.8 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 21 months, and approximately $2.5 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on April 1, 2025.

We expect to record approximately $3.7 million in non-cash share-based compensation expense in 2025 and $2.6 million subsequent to 2025. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 20 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of March 31, 2025, the TSR Peer Group Ranking called for attainment of 200% and 150% for the shares issued in 2023 and 2024, respectively.

13. GRANTS TO TRUSTEES

On  December 24, 2024, seven independent trustees were granted a total of 42,746 common shares, which vest immediately and are prorated based on date appointed. The 42,746 common shares granted to our trustees had a grant date fair value of $14.15 per share. The fair value of the shares granted during the year ended  December 31, 2024 was determined using quoted prices available on the date of grant.

14. SEGMENT INFORMATION

We generate revenue from our portfolio of community and neighborhood shopping centers. The Chief Executive Officer, as our Chief Operating Decision Maker (CODM), evaluates performance and resource allocation at the portfolio level. We do not segment our operations geographically for performance measurement purposes. As a result, we operate as a single reportable segment (the “Reporting Segment”) under GAAP. The Reporting Segment follows the same accounting policies outlined in the summary of significant accounting policies (see Note 2 for details).

Net income attributable to Whitestone REIT, as shown in the Consolidated Statements of Operations, is a key metric used by the CODM to assess performance and allocate resources. Additionally, total assets, as presented in the Consolidated Balance Sheets, are used to measure the Reporting Segment’s assets.

The table below provides revenues and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024

Revenues
Total revenues	$38,003	$37,164
Less:
Depreciation and amortization	9,324	8,800
Operating and maintenance	7,012	6,349
Real estate taxes	4,252	4,238
General and administrative	5,443	6,180
Interest expense	8,097	8,519
Gain on sale of properties	—	(6,525)
Loss on disposal of assets	100	—
Interest, dividend and other investment income	(100)	(8)
Add:
Deficit in earnings of real estate partnership	—	(28)
Provision for income tax	(127)	(119)
Net income	3,748	9,464

Less: Net income attributable to noncontrolling interests	47	124

Net income attributable to Whitestone REIT	$3,701	$9,340

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

15. REAL ESTATE

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

On   April 5, 2024, we acquired Scottsdale Commons, a property that meets our Community Centered Property® strategy, for $22.2 million in cash and net prorations. Scottsdale Commons, a 69,482 square foot property, was 96.6% leased at the time of purchase and is located in Scottsdale, Arizona. The funding for this acquisition was provided by our credit facility.

On   April 1, 2024, we acquired Anderson Arbor Pad, a development parcel that meets our Community Centered Property® strategy, for $0.9 million in cash and net prorations. Anderson Arbor Pad is located in Austin, Texas. The funding for this acquisition was provided by our credit facility.

On February 20, 2024, we acquired Garden Oaks Shopping Center, a property that meets our Community Centered Property® strategy, for $27.2 million in cash and net prorations. Garden Oaks Shopping Center, a 106,858 square foot property, was 95.8% leased at the time of purchase and is located in Houston, Texas. The funding for this acquisition was provided by our credit facility.

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

We have not included properties sold in 2024 in discontinued operations as they did not meet the definition of discontinued operations.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

The Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to   January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for the majority of its investment in Pillarstone OP. We reclassified our investment in Pillarstone OP to a receivable on our balance sheet after estimating 25 days of our share of the equity investment income. Please refer to Note 6 (Investment in Real Estate Partnership) for more information on our accounting treatment of our former investment in Pillarstone OP.

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

On  December 1, 2023, Pillarstone OP filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower, in the Bankruptcy Court. On  January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On  February 9, 2024, the Lender filed suit in New York County against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee.  On  March 4, 2024, Pillarstone REIT authorized and all of its entities to file bankruptcy.

On  April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Company as Guarantor of the loan. On or before  June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1,123,950.24 plus all attorneys’ fees and costs (not to exceed $20,000.00) incurred by the Lender from  April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13,632,764 tendered to it by Whitestone OP, and the guaranty was subsequently released. The Company is pursuing collection of the DPO Amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP. On  October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13,632,764. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming Whitestone OP’s right of subrogation.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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

Former COO Litigation

On  May 9, 2023, the Company’s former COO, John Dee, filed suit against the Company in the District Court of Harris County, Texas, purporting to assert claims for breach of his change-in-control agreement arising from the Company’s termination of its former CEO James Mastandrea for cause, and is seeking monetary relief in excess of $1,000,000 in damages and equitable relief. On December 23, 2024, Mr. Dee filed a Notice of Appeal with the 14th Court of Appeals of the State of Texas, stating his intention to appeal the District Court’s order denying his intervention in the James Mastandrea v. Whitestone REIT case. The 14th Court of Appeals of Texas granted Mr. Dee’s motion to Dismiss his appeal, with prejudice. The Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

On  December 6, 2023, the District Court of Harris County, Texas granted summary judgement in favor of the Company and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and executives. The Court subsequently denied Mr. Mastandrea’s Motion for Reconsideration and For New Trial. On December 4, 2024, Mr. Mastandrea filed a Notice of Appeal with the 14th Court of Appeals of the State of Texas.

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
March 31, 2025
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

On  March 4, 2024, Pillarstone REIT filed the Pillarstone Bankruptcies. The automatic stay was lifted in November 2024 and the Company is pursuing its redemption claim in Delaware.

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

18.  SUBSEQUENT EVENTS

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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
•

uncertainties related to national, international, regional and local economic conditions, including impacts and uncertainty from trade disputes and tariffs on goods imported to the United States and goods exported to other countries;

•	real estate risk, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	legislative or regulatory changes, including changes to laws governing REITs;
•

adverse economic or real estate developments or conditions in Texas or Arizona, Houston, Dallas, San Antonio, Scottsdale and Phoenix in particular, including the potential impact of public health emergencies on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

•	our current geographic concentration in the Austin, Houston, Dallas, San Antonio, Scottsdale and Phoenix metropolitan area markets makes us susceptible to potential local economic downturns;
•	increases in interest rates, including as a result of inflation, which may increase our operating costs or general and administrative expenses;
•	natural disasters, such as floods and hurricanes, which may increase as a result of climate change may adversely affect our returns and adversely impact our existing and prospective tenants;
•	increasing focus by stakeholders on environmental, social and governance matters;
•	financial institution disruptions;
•	availability and terms of capital and financing, both to fund our operations and to refinance our indebtedness as it matures;
•	decreases in rental rates or increases in vacancy rates;
•	harm to our reputation, ability to do business and results of operations as a result of improper conduct by our employees, agents or business partners;
•	litigation risks;
•	lease-up risks, including leasing risks arising from exclusivity and consent provisions in leases with significant tenants;
•	our inability to renew tenant leases or obtain new tenant leases upon the expiration of existing leases;
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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, as previously filed with the Securities and Exchange Commission (“SEC”).

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

As of March 31, 2025, we wholly owned 55 commercial properties consisting of:

Consolidated Operating Portfolio

•

50 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $975.9 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $22.9 million.

Acquired properties are categorized in the new acquisitions portfolio until the earlier of 90% occupancy or 18 months of ownership.

As of March 31, 2025, we had an aggregate of 1,456 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.2% of our annualized rental revenues for the three months ended March 31, 2025.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 84 new and renewal leases during the three months ended March 31, 2025, totaling 199,610 square feet and approximately $31.3 million in total lease value.  This compares to 70 new and renewal leases totaling 192,349 square feet and approximately $18.5 million in total lease value during the same period in 2024.

We employed 69 full-time employees as of March 31, 2025. As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of March 31, 2025, our ownership in Pillarstone OP no longer represents a majority interest.  On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and, while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

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

Rising Interest Rates

As of March 31, 2025, $102.3 million, or approximately 16% of our outstanding debt, was subject to floating interest rates of Secured Overnight Financing Rate (“SOFR”) plus 1.50% to 2.10% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.0 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $38.0 million and $37.2 million for the three months ended March 31, 2025 and 2024, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. During the three months ended March 31, 2025 and 2024, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.3 million and $0.6 million decrease in revenue, respectively. The three months ended March 31, 2025 included 11 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustments of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.1 million. The three months ended March 31, 2024 included 19 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.02 million and a decrease to rental revenue for bad debt adjustments of $0.2 million.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2025, approximately 24% of our GLA was subject to leases that expire prior to December 31, 2026.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 69% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with a tenant as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On  April 5, 2024, we acquired Scottsdale Commons, a property that meets our Community Centered Property® strategy, for $22.2 million in cash and net prorations. Scottsdale Commons, a 69,482 square foot property, was 96.6% leased at the time of purchase and is located in Scottsdale, Arizona. The funding for this acquisition was provided by our credit facility.

On  April 1, 2024, we acquired Anderson Arbor Pad, a development parcel that meets our Community Centered Property® strategy, for $0.9 million in cash and net prorations. Anderson Arbor Pad is located in Austin, Texas. The funding for this acquisition was provided by our credit facility.

On February 20, 2024, we acquired Garden Oaks Shopping Center, a property that meets our Community Centered Property® strategy, for $27.2 million in cash and net prorations. Garden Oaks Shopping Center, a 106,858 square foot property, was 95.8% leased at the time of purchase and is located in Houston, Texas. The funding for this acquisition was provided by our credit facility.

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

We have not included properties sold in 2024 in discontinued operations as they did not meet the definition of discontinued operations.

Leasing Activity

As of March 31, 2025, we owned 55 properties with 4,863,562 square feet of GLA and, as of March 31, 2025 and March 31, 2024, our occupancy rate for all properties was approximately 93% and 94%, respectively. The following is a summary of our leasing activity for the three months ended March 31, 2025:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	58	136,618	4.4	$3.44	$32.29	$28.48	19.9%
New Leases	13	21,889	6.5	39.46	37.75	34.46	22.6%
Total	71	158,507	4.7	$8.42	$33.04	$29.30	20.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	62	158,191	4.2	$5.10	$31.05
New Leases	22	41,419	6.1	27.98	31.57
Total	84	199,610	4.6	$9.85	$31.16

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to policies during the three months ended March 31, 2025. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table provides a general comparison of our results of operations and other metrics for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2025	2024
Number of properties owned and operated	55	55
Aggregate GLA (sq. ft.)(1)	4,863,562	4,985,568
Ending occupancy rate - operating portfolio (1)	93%	94%
Ending occupancy rate	93%	94%

Total revenues	$38,003	$37,164
Total operating expenses	26,031	25,567
Total other expense (income)	8,097	1,986
Income before equity investment in real estate partnership and income tax	3,875	9,611
Deficit in earnings of real estate partnership	—	(28)
Provision for income tax	(127)	(119)
Net income	3,748	9,464
Less: Net income attributable to noncontrolling interests	47	124
Net income attributable to Whitestone REIT	$3,701	$9,340

Funds from operations(2)	$13,148	$11,818
Property net operating income(3)	26,739	26,760
Distributions paid on common shares and OP units	6,932	6,049
Distributions per common share and OP unit	$0.1350	$0.1200
Distributions paid as a percentage of funds from operations	53%	51%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(3)

For an explanation and reconciliation of property net operating income, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2025 to the three months ended March 31, 2024, Same Store includes properties owned during the entire period from January 1, 2024 to March 31, 2025. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Revenue	2025	2024	Change	% Change
Same Store
Rental revenues (1)	$26,117	$25,445	$672	3%
Recoveries (2)	10,235	9,974	261	3%
Bad debt	(323)	(572)	249	(44)%
Total rental	36,029	34,847	1,182	3%
Other revenues	599	422	177	42%
Same Store Total	36,628	35,269	1,359	4%

Non-Same Store
Rental revenues (3)	1,088	1,419	(331)	(23)%
Recoveries (3)	274	503	(229)	(46)%
Bad debt (3)	4	(28)	32	(114)%
Total rental	1,366	1,894	(528)	(28)%
Other revenues (3)	9	1	8	800%
Non-Same Store Total	1,375	1,895	(520)	(27)%

Total revenue	$38,003	$37,164	$839	2%

(1)

The Same Store rental revenues increase of $672,000 resulted from a decrease of $111,000 from lower average leased square feet from 4,389,324 to 4,370,220, and an increase of $783,000 from higher average rent per leased square foot from $23.19 to $23.90. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of a decrease of $195,000 and an decrease of $22,000 for the three months ended March 31, 2025 and 2024, respectively.

(2)	The Same Store recoveries revenue increase of $261,000 is primarily attributable to increases in operating expenses.

(3)

Non-Same Store rental revenue includes Village Shops at Dana Park (acquired on December 12, 2024), Providence (sold on November 6, 2024), Fountain Hills (sold on August 9, 2024), Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Rancy (sold on March 27, 2024), and Garden Oaks (acquired on February 20, 2024).

Operating expenses. The primary components of operating expenses for the three months ended March 31, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2025	2024	Change	% Change
Same Store
Operating and maintenance (1)	$6,845	$6,071	$774	13%
Real estate taxes	4,085	4,080	5	0%
Same Store total	10,930	10,151	779	8%

Non-Same Store
Operating and maintenance (2)	167	278	(111)	(40)%
Real estate taxes (2)	167	158	9	6%
Non-Same Store total	334	436	(102)	(23)%
Depreciation and amortization	9,324	8,800	524	6%
General and administrative (3)	5,443	6,180	(737)	(12)%
Total operating expenses	$26,031	$25,567	$464	2%

(1)

The operating and maintenance expense increase is attributable to increased repairs of $323,000, increased contract services of $150,000, increased insurance of $114,000, increased utilities costs of $96,000, increased association fees of $78,000, and increased other expenses of $13,000.

(2)

Non-Same Store rental expenses includes Village Shops at Dana Park (acquired on December 12, 2024), Providence (sold on November 6, 2024), Fountain Hills (sold on August 9, 2024), Scottsdale Commons (acquired on April 5, 2024), Mercado at Scottsdale Ranch (sold on March 27, 2024), and Garden Oaks (acquired on February 20, 2024).

(3)

The general and administrative expense decrease is attributable to decreased legal fees of $565,000, decreased proxy fees of $400,000, and decreased payroll costs of $157,000, offset by increased professional fees of $153,000, increased share based compensation of $120,000, and increased other expenses of $112,000.

Other expenses (income). The primary components of other expenses (income) for the three months ended March 31, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Other Expenses (Income)	2025	2024	Change	% Change

Interest expense (1)	$8,097	$8,519	$(422)	(5)%
Gain on sale of properties (2)	—	(6,525)	6,525	N/A
Loss on disposal of assets	100	—	100	N/A
Interest, dividend and other investment income	(100)	(8)	(92)	1150%
Total other expenses	$8,097	$1,986	$6,111	308%

(1)	The $422,000 decrease in interest expense is primarily attributable to a decrease in our effective interest rate to 4.91% for the three months ended March 31, 2025 as compared to 5.14% for the three months ended March 31, 2024, resulting in a $358,000 decrease in interest expense and decrease of our average outstanding notes payable balance by $6,170,000, resulting in a $64,000 decrease in interest expense.

(2)	On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for $26.5 million.

Deficit in earnings of real estate partnership. As of March 31, 2025, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the three months ended March 31, 2024 our estimated deficit in earnings from the real estate partnership was $28,000. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended March 31,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Same Store (47 properties, excluding development land)
Property revenues
Rental	$36,029	$34,847	$1,182	3%
Management, transaction and other fees	599	422	177	42%
Total property revenues	36,628	35,269	1,359	4%

Property expenses
Property operation and maintenance	6,845	6,071	774	13%
Real estate taxes	4,085	4,080	5	0%
Total property expenses	10,930	10,151	779	8%

Total property revenues less total property expenses	25,698	25,118	580	2%

Same Store straight-line rent adjustments	(490)	(1,114)	624	(56)%
Same Store amortization of above/below market rents	(121)	(214)	93	(43)%
Same Store lease termination fees	(426)	(268)	(158)	59%

Same Store NOI(1)	$24,661	$23,522	$1,139	5%

(1)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Reconciliation of Non-GAAP Financial Measures—Property Net Income (“NOI”)” below.

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2025	2024
Net income attributable to Whitestone REIT	$3,701	$9,340
General and administrative expenses	5,443	6,180
Depreciation and amortization	9,324	8,800
Deficit in earnings of real estate partnership(1)	—	28
Interest expense	8,097	8,519
Interest, dividend and other investment income	(100)	(8)
Provision for income taxes	127	119
Gain on sale of properties	—	(6,525)
Loss on disposal of assets	100	—
NOI of real estate partnership (pro rata)(1)	—	183
Net income attributable to noncontrolling interests	47	124
NOI	$26,739	$26,760
Non-Same Store NOI (2)	(1,041)	(1,459)
NOI of real estate partnership (pro rata)(1)	—	(183)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	25,698	25,118
Same Store straight-line rent adjustments	(490)	(1,114)
Same Store amortization of above/below market rents	(121)	(214)
Same Store lease termination fees	(426)	(268)
Same Store NOI (3)	$24,661	$23,522

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three months ended March 31, 2024 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended March 31, 2025 to the three months ended March 31, 2024, Non-Same Store includes properties acquired between January 1, 2024 and March 31, 2025 and properties sold between January 1, 2024 and March 31, 2025, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended March 31, 2025 to the three months ended March 31, 2024, Same Store includes properties owned before January 1, 2024 and not sold before March 31, 2025. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and Core FFO, along with the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO (NAREIT) AND CORE FFO	2025	2024
Net income attributable to Whitestone REIT	$3,701	$9,340
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	9,300	8,768
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	—	111
Loss on disposal of assets	100	—
Gain on sale of properties	—	(6,525)
Net income attributable to noncontrolling interests	47	124
FFO (NAREIT)	$13,148	$11,818
Adjustments to reconcile to Core FFO:
Proxy contest costs	—	438
Core FFO	$13,148	$12,256

(1)	Includes pro-rata share attributable to real estate partnership through January 25, 2024, the redemption date.

(2)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three months ended March 31, 2024 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2025	2024
Net income attributable to Whitestone REIT	$3,701	$9,340
General and administrative expenses	5,443	6,180
Depreciation and amortization	9,324	8,800
Deficit in earnings of real estate partnership	—	28
Interest expense	8,097	8,519
Interest, dividend and other investment income	(100)	(8)
Provision for income taxes	127	119
Gain on sale of properties	—	(6,525)
Loss on disposal of assets	100	—
NOI of real estate partnership (pro rata) (1)	—	183
Net income attributable to noncontrolling interests	47	124
NOI	$26,739	$26,760

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the three months ended March 31, 2024 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 for the full disclosure.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.135 per common share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

During the three months ended March 31, 2025, our cash provided by operating activities was $3,081,000 and our total distributions were $6,932,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $3,851,000. We anticipate that cash flows from operating activities and our borrowing capacity under our 2022 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures, acquisitions and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On December 4, 2024, we announced an increase to our quarterly distribution to $0.135 per common share and OP unit, equal to a monthly distribution of $0.045, beginning with the January 2025 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of March 31, 2025, subject to any potential future paydowns in the borrowing base, we have $97.7 million remaining availability under the 2022 Revolver.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us. In light of the dynamics in the capital markets impacted by macro economic factors and economic uncertainty, our access to capital may be diminished. Despite these potential challenges, we believe we have sufficient access to capital for the foreseeable future, but we can provide no assurance that such capital will be available to us in the future on attractive terms or at all.

On May 20, 2022, our universal shelf registration statement on Form S-3 (File No. 333-264881) was declared effective by the SEC (the “Registration Statement”), which registers the issuance and sale by us of up to $500 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On September 9, 2022, we entered into eleven equity distribution agreements with certain sales agents’ names therein for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements. For the three months ended March 31, 2025 and 2024, we did not sell shares under the equity distribution agreement.

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

During the year ended December 31, 2024 , the Company sold Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and are restricted for the acquisition of a replacement property. On December 12, 2024, a portion of these escrowed funds was used to acquire Village Shops at Dana Park as a qualifying replacement property under the 1031 exchange. As of March 31, 2025, we have a remaining balance in escrow, classified as Restricted Cash on the balance sheet. These funds are legally restricted and cannot be used for general corporate purposes.

As of March 31, 2025, the Company was actively engaged in a like-kind exchange under Section 1031 of the Internal Revenue Code, involving the sale of the Providence property. The identification period commenced on December 20, 2024, and the exchange period concludes on May 5, 2025. Failure to complete the exchange by this date may result in the recognition of capital gains and associated tax liabilities for our investors. The Company is diligently working to ensure the timely completion of this transaction but cannot guarantee that all conditions will be met within the required timeframe.

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $15,814,000 as of March 31, 2025, as compared to $15,370,000 on December 31, 2024.  Sources and uses of cash during the three months ended March 31, 2025 and 2024 were as follows:

Sources of Cash

•	Proceeds from credit facility of $27,300,000 for the three months ended March 31, 2025, compared to $23,000,000 for the three months ended March 31, 2024; and

•	Cash flow from operations of $3,081,000 for the three months ended March 31, 2025, compared to $11,524,000 for the three months ended March 31, 2024;

Uses of Cash

•	Payments of notes payable of $17,572,000 for the three months ended March 31, 2025, compared to $20,869,000 for the three months ended March 31, 2024;

•	Payment of distributions to common shareholders and OP unit holders of $6,932,000 for the three months ended March 31, 2025, compared to $6,049,000 for the three months ended March 31, 2024;

•	Additions to real estate of $3,914,000 for the three months ended March 31, 2025, compared to $3,041,000 for the three months ended March 31, 2024;

•

Repurchase of common shares from employees to satisfy tax withholding obligations upon vesting of equity awards of $1,510,000 for the three months ended March 31, 2025, compared to $1,442,000 for the three months ended March 31, 2024; and

•	Payment of finance lease liability of $9,000 for the three months ended March 31, 2025, compared to $5,000 for the three months ended March 31, 2024.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2025	December 31, 2024
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$20.0 million, 3.67% plus 1.50% Note, due January 31, 2028 (3)	20,000	20,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	28,571	35,714
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	40,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	—	429
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	102,300	75,000
Total notes payable principal	642,211	632,483
Less deferred financing costs, net of accumulated amortization	(916)	(965)
Total notes payable	$641,295	$631,518

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

(3)	Series One Incremental Term Loan includes an interest rate swap that fixed the term loan rate at 5.165% through January 31, 2028.

Scheduled maturities of our outstanding debt as of March 31, 2025 were as follows (in thousands):

Year	Amount Due
2025 (remaining)	$—
2026	169,443
2027	97,414
2028	302,823
2029	17,867
Thereafter	54,664
Total	$642,211

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

The Loan is a non-recourse loan secured by three of our properties including their related equipment, fixtures, personal property, and other assets, and a limited carve-out guarantee by the Operating Partnership.

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

On October 7, 2024, we, through our Operating Partnership, entered into the First Amendment to Third Amended and Restated Credit Agreement and Incremental Term Loan Joinder (the “Amendment”) among the Operating Partnership, us and certain of our subsidiaries, as guarantors signatory thereto, the Administrative Agent, and L/C Issuer and Associated Bank, National Association, which amends the Credit Agreement.

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

As of March 31, 2025, the interest rate on the 2022 Revolver was 5.87%. Based on our current leverage ratio, the revolver has an interest rate of Adjusted Term SOFR plus 1.45% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus spreads ranging from 1.45% to 2.10%, through October 28, 2022;

•	2.80% plus spreads ranging from 1.45% to 2.10%, from October 29, 2022 through January 31, 2024; and

•	3.42% plus spreads ranging from 1.45% to 2.10%, from February 1, 2024 through January 31, 2028.

As of March 31, 2025, the Term Loan with the swaps had a spread of 1.40% and a 10 basis point credit spread adjustment.

The 2022 Facility also has a pricing provision where the applicable margin can be adjusted by an aggregate 0.02% per annum based on our performance on certain sustainability performance targets.

The 2022 Facility includes an accordion feature that allows the Operating Partnership to increase the borrowing capacity by an aggregate principal amount not to exceed $200.0 million, upon the satisfaction of certain conditions. As of March 31, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $97.7 million remaining availability under the 2022 Revolver. As of March 31, 2025, $437.3 million was drawn on the 2022 Facility and our unused borrowing capacity was $97.7 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

We, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2022 Facility. The 2022 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2022 Facility contains certain financial covenants including the following:

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

The principal of the Series A Notes began to amortize on March 22, 2023, with annual principal payments of approximately $7.1 million. The principal of the Series B Notes began to amortize on March 22, 2025 with annual principal payments of $10.0 million. The Notes will pay interest quarterly on the 22nd day of March, June, September and December in each year until maturity.

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

As of March 31, 2025, our $136.34 million in secured debt was collateralized by four properties with a carrying value of $221.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2025, we were in compliance with all loan covenants.

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

The following is a summary of our capital expenditures for the three month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Capital expenditures:
Tenant improvements and allowances	$2,259	$3,267
Developments / redevelopments	1,737	1,471
Leasing commissions and costs	651	754
Maintenance capital expenditures	1,628	265
Total capital expenditures (1)	$6,275	$5,757

(1)	Total capital expenditures include the non cash accrued capital expenditures line item as reported in the consolidated statements of cash flows.

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

On December 4, 2024, we announced an increase to our quarterly distribution to $0.135 per common share and OP unit, equal to a monthly distribution of $0.045, beginning with the January 2025 distribution. The Board will continue to regularly reassess the dividend level.

During the three months ended March 31, 2025, we paid distributions to our common shareholders and OP unit holders of $6.9 million, compared to $6.0 million in the three months ended March 31, 2024.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2024 and the three months ended March 31, 2025 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2025
First Quarter	$0.1350	$6,845	$0.1350	$87	$6,932
Total	$0.1350	$6,845	$0.1350	$87	$6,932

2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

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

Fixed Interest Rate

As of March 31, 2025, $539.9 million, or approximately 84% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2025 of approximately 4.87% per annum with scheduled maturities ranging from 2026 to 2031. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $12.1 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2025, $102.3 million, or approximately 16% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.0 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act.

(b)	Not applicable.

(c)

During the three months ended March 31, 2025, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	106,592	$14.17	N/A	N/A
February 1, 2025 - February 28, 2025	—	—	N/A	N/A
March 1, 2025 - March 31, 2025	—	—	N/A	N/A
Total	106,592	$14.17

(1)

The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended  March 31, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial information of the Registrant for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2025 and 2024 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2025 and 2024 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and in Exhibit 101.

________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	May 5, 2025	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2025	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)