Form 10-Q
period 2025-06-30
Whitestone REIT
filed 2025-08-01
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, there were 51,017,764 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,294,319	$1,248,223
Accumulated depreciation	(257,003)	(246,534)
Total real estate assets	1,037,316	1,001,689
Cash and cash equivalents	5,324	5,224
Restricted cash	—	10,146
Escrows and deposits	2,691	4,006
Accrued rents and accounts receivable, net of allowance for doubtful accounts	32,508	33,820
Receivable from partnership redemption	31,643	31,643
Receivable due from related party	14,959	15,186
Unamortized lease commissions, legal fees and loan costs	14,724	14,693
Prepaid expenses and other assets(1)	6,002	7,805
Finance lease right-of-use assets	10,367	10,427
Total assets	$1,155,534	$1,134,639

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$670,345	$631,518
Accounts payable and accrued expenses(2)	33,497	40,703
Payable due to related party	1,535	1,577
Tenants' security deposits	9,416	9,295
Dividends and distributions payable	6,974	6,931
Finance lease liabilities	760	781
Total liabilities	722,527	690,805
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 51,016,943 and 50,690,163 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	51	51
Additional paid-in capital	637,748	637,946
Accumulated deficit	(210,587)	(205,557)
Accumulated other comprehensive income	301	5,713
Total Whitestone REIT shareholders' equity	427,513	438,153
Noncontrolling interest in subsidiary	5,494	5,681
Total equity	433,007	443,834
Total liabilities and equity	$1,155,534	$1,134,639

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2025	December 31, 2024
	(unaudited)
(1) Operating lease right of use assets (net)	$1,261	$59
(2) Operating lease liabilities	$1,260	$58

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental(1)	$37,681	$37,480	$75,076	$74,221
Management, transaction, and other fees	211	167	819	590
Total revenues	37,892	37,647	75,895	74,811

Operating expenses
Depreciation and amortization	8,517	8,521	17,841	17,321
Operating and maintenance	7,175	7,015	14,187	13,364
Real estate taxes	3,965	3,912	8,217	8,150
General and administrative	4,921	6,552	10,364	12,732
Total operating expenses	24,578	26,000	50,609	51,567

Other expenses (income)
Interest expense	8,291	8,788	16,388	17,307
(Gain) loss on sale of properties	(207)	75	(207)	(6,450)
Loss on disposal of assets	53	72	153	72
Interest, dividend and other investment income	(35)	(4)	(135)	(12)
Total other expenses	8,102	8,931	16,199	10,917

Income before equity investment in real estate partnership and income tax	5,212	2,716	9,087	12,327

Deficit in earnings of real estate partnership	—	—	—	(28)
Provision for income tax	(94)	(90)	(221)	(209)
Net income	5,118	2,626	8,866	12,090

Less: Net income attributable to noncontrolling interests	64	34	111	158

Net income attributable to Whitestone REIT	$5,054	$2,592	$8,755	$11,932

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.10	$0.05	$0.17	$0.24
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.10	$0.05	$0.17	$0.23

Weighted average number of common shares outstanding:
Basic	50,897	49,960	50,894	49,951
Diluted	51,914	51,120	51,912	51,116

Consolidated Statements of Comprehensive Income (Loss)

Net income	$5,118	$2,626	$8,866	$12,090

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	(1,955)	643	(5,481)	5,650

Comprehensive income	3,163	3,269	3,385	17,740

Less: Net income attributable to noncontrolling interests	64	34	111	158
Less: Comprehensive income (loss) attributable to noncontrolling interests	(25)	8	(69)	74

Comprehensive income attributable to Whitestone REIT	$3,124	$3,227	$3,343	$17,508

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(1) Rental
Rental revenues	$27,850	$27,372	$55,055	$54,236
Recoveries	10,236	10,194	20,745	20,671
Bad debt	(405)	(86)	(724)	(686)
Total rental	$37,681	$37,480	$75,076	$74,221

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2024	50,690	$51	$637,946	$(205,557)	$5,713	$438,153	650	$5,681	$443,834
Exchange of noncontrolling interest OP units for common shares	7	—	55	—	—	55	(7)	(55)	—
Issuance of shares under dividend reinvestment plan	2	—	25	—	—	25	—	—	25
Repurchase of common shares (1)	(107)	—	(1,510)	—	—	(1,510)	—	—	(1,510)
Share-based compensation	303	—	981	—	—	981	—	—	981
Distributions - $0.1350 per common share / OP unit	—	—	—	(6,898)	—	(6,898)	—	(87)	(6,985)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(3,482)	(3,482)	—	(44)	(3,526)
Net income	—	—	—	3,701	—	3,701	—	47	3,748
Balance, March 31, 2025	50,895	$51	$637,497	$(208,754)	$2,231	$431,025	643	$5,542	$436,567
Issuance of shares under dividend reinvestment plan	2	—	29	—	—	29	—	—	29
Repurchase of common shares (1)	(61)	—	(758)	—	—	(758)	—	—	(758)
Share-based compensation	181	—	980	—	—	980	—	—	980
Distributions - $0.1350 per common share / OP unit	—	—	—	(6,887)	—	(6,887)	—	(87)	(6,974)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(1,930)	(1,930)	—	(25)	(1,955)
Net income	—	—	—	5,054	—	5,054	—	64	5,118
Balance, June 30, 2025	51,017	$51	$637,748	$(210,587)	$301	$427,513	643	$5,494	$433,007

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$8,866	$12,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,841	17,321
Amortization of deferred loan costs	561	534
Gain on sale of properties	(207)	(6,450)
Loss on disposal of assets	153	72
Bad debt	724	686
Share-based compensation	1,961	1,624
Deficit in earnings of real estate partnership	—	28
Amortization of right-of-use assets - finance leases	60	43
Changes in operating assets and liabilities:
Escrows and deposits	1,315	6,469
Accrued rents and accounts receivable	655	(1,013)
Receivable due from related party	227	(19)
Unamortized lease commissions, legal fees and loan costs	(1,285)	(1,768)
Prepaid expenses and other assets	(2,310)	999
Accounts payable and accrued expenses	(11,723)	(7,258)
Payable due to related party	(42)	—
Tenants' security deposits	121	424
Net cash provided by operating activities	16,917	23,782
Cash flows from investing activities:
Acquisitions of real estate	(34,226)	(50,136)
Acquisitions of real estate - release of restricted cash from 1031 exchange	(10,148)	—
Additions to real estate	(10,161)	(8,548)
Proceeds from sale of property	4,239	25,661
Net cash used in investing activities	(50,296)	(33,023)
Cash flows from financing activities:
Distributions paid to common shareholders	(13,690)	(12,131)
Distributions paid to OP unit holders	(174)	(160)
Net proceeds from (payments of) credit facility	56,300	(11,000)
Repayments of notes payable	(17,572)	(21,777)
Repurchase of common shares	(1,510)	(2,641)
Payment of finance lease liability	(21)	(10)
Proceeds from notes payable	—	56,340
Payment of loan origination costs	—	(789)
Net cash provided by financing activities	23,333	7,832
Net decrease in cash, cash equivalents and restricted cash	(10,046)	(1,409)
Cash, cash equivalents and restricted cash at beginning of period	15,370	4,640
Cash, cash equivalents and restricted cash at end of period (1)	$5,324	$3,231

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,522	$17,013
Cash paid for taxes	$457	$432
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$280	$45
Financed insurance premiums	$—	$2,638
Value of shares issued under dividend reinvestment plan	$54	$42
Value of common shares exchanged for OP units	$55	$354
Change in fair value of cash flow hedge	$(5,481)	$5,650
Accrued capital expenditures	$719	$1,629
Receivable from partnership redemption	$—	$31,643
Recognition of finance lease liability	$—	$86
Recognition of operating lease liability	$1,220	$—
Accrued taxes related to share repurchase	$758	$—

	June 30,
	2025	2024
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,324	$3,231
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$5,324	$3,231

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2024 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended June 30, 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to this Quarterly Report on Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of June 30, 2025 and December 31, 2024, and the results of operations for the three and six month periods ended June 30, 2025 and 2024, the consolidated statements of changes in equity for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of  June 30, 2025 and December 31, 2024, Whitestone wholly owned 56 and 55 commercial properties, respectively, in and around Austin, Dallas-Fort Worth, Houston, Phoenix, Scottsdale and San Antonio.

As of June 30, 2025, these properties consist of:

Consolidated Operating Portfolio

•	51 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

As of June 30, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We have filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP. Please refer to Note 6 in this Quarterly Report on Form 10-Q for more information regarding the accounting treatment of the redemption of our OP units in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of June 30, 2025 and December 31, 2024, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Estimates regarding Pillarstone OP’s financial condition and results of operations. We relied on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP.  As of June 30, 2024, Pillarstone OP’s financial statements were unavailable. We estimated its financial condition for the first 25 days of 2024 using the best data available at the time.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Restricted Cash. During the year ended  December 31, 2024 , the Company sold Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and were restricted for the acquisition of a replacement property. On December 12, 2024 and May 5, 2025, the escrowed funds held in connection with the Section 1031 like-kind exchange were utilized to acquire Village Shops at Dana Park and San Clemente, respectively, which qualified as replacement properties under the exchange provisions. As of June 30, 2025, we had no restricted cash.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of June 30, 2025, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2025, approximately $ 135,000 and $ 48,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended  June 30, 2025, approximately $ 271,000 and  $ 95,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2024, approximately $ 150,000 and $ 61,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended  June 30, 2024, approximately $ 284,000 and $ 122,000 in interest expense and rea estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 1,044,000 and $ 888,000 in share-based compensation net of forfeitures for the three months ended June 30, 2025 and 2024, respectively, and we recognized $ 2,176,000 and $ 1,824,000 in share-based compensation net of forfeitures for the six months ended June 30, 2025 and 2024, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of June 30, 2025 and December 31, 2024, we had an allowance for uncollectible accounts of  $13.5 million and $14.7 million, respectively. During the three months ended  June 30, 2025 and 2024, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.4 million and $0.09 million decrease in revenue, respectively, and during the six months ended  June 30, 2025 and 2024, we recorded a decrease to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, in the amount of $0.7 million and $0.7 million, respectively. The three months ended June 30, 2025 included 10 cash basis tenants, resulting in an increase in rental revenue for straight-line rent adjustments of $0.02 million and a decrease to rental revenue for bad debt adjustments of $0.02 million. The three months ended  June 30, 2024 included 18 cash basis tenants, resulting in an increase to rental revenue for straight-line rent adjustment of $0.008 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The six months ended  June 30, 2025 included 10 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.1 million, and the six months ended  June 30, 2024 included 18 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.02 million and a decrease to rental revenue for bad debt adjustments of $0.4 million, respectively.

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
June 30, 2025
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of June 30, 2025 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2025 (remaining)	$54,012
2026	101,808
2027	87,966
2028	72,036
2029	57,051
Thereafter	159,677
Total	$532,550

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately three years.  As of June 30, 2025, we had one ground lease and one office machine lease that were classified as finance leases. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating and finance leases in which we are the lessee (in thousands):

Years Ended December 31,	Operating Leases	Finance Leases
2025 (remaining)	$242	$41
2026	479	83
2027	462	84
2028	191	85
2029	—	80
Thereafter	—	2,642
Total undiscounted rental payments	1,374	3,015
Less imputed interest	114	2,255
Total lease liabilities	$1,260	$760

For the three months ended  June 30, 2025 and 2024, the total lease costs for operating leases were $12,000 and $10,000, respectively, and for the finance leases were $13,000 and $21,000, respectively. For the six months ended  June 30, 2025 and 2024, the total lease costs for operating leases were $31,000 and $29,000 respectively, and for the finance leases were $60,000 and $43,000, respectively.

The weighted average remaining lease term for our operating leases and our finance leases was 3.2 and 94 years, respectively, at June 30, 2025. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate as of   June 30, 2025, was 6.1% for operating leases and 6.1% for our finance leases.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2025	December 31, 2024
Tenant receivables	$16,734	$17,285
Accrued rents and other recoveries	28,331	29,964
Allowance for doubtful accounts	(13,524)	(14,720)
Other receivables	967	1,291
Total	$32,508	$33,820

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasing commissions	$23,107	$21,562
Deferred legal cost	257	257
Deferred financing cost	4,236	4,236
Total cost	27,600	26,055
Less: leasing commissions accumulated amortization	(10,104)	(9,057)
Less: deferred legal cost accumulated amortization	(237)	(232)
Less: deferred financing cost accumulated amortization	(2,535)	(2,073)
Total cost, net of accumulated amortization	$14,724	$14,693

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of June 30, 2025, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

The table below presents our share of net loss from our investment in the real estate partnership which is included in deficit in earnings of real estate partnership, net on our consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Pillarstone OP	$—	$—	$—	$(28)

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

	Three Months Ended June 30, 2025	For the Period from January 1, 2024 to January 25, 2024(1) (2)

Revenues	$—	$591
Operating expenses	—	(559)
Other expenses	—	(56)
Net loss	$—	$(24)

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements for the six months ended June 30, 2024 have not been made available to us, we have estimated net loss and its components based on the information available to us at the time of this report.

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

On December 1, 2023, Whitestone OP reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of December 4, 2023, in the amount of $13.6 million (the “DPO Amount”). We paid the DPO amount and asserted a subrogation claim against Pillarstone OP. As of June 30, 2025 and December 31, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

The DPO Amount included a compromise settlement of approximately $1.7 million for the disputed default interest and other fees.

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

On April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Company as Guarantor of the loan. On or before June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1.1 million plus all attorneys’ fees and costs (not to exceed $20,000) incurred by the Lender from April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13.6 million tendered to it by Whitestone REIT Operating Partnership, L.P., and the guaranty was subsequently released. On October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the DPO amount. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming Whitestone OP’s right of subrogation.

On July 17, 2025, Pillarstone sold Uptown Tower Property for net proceeds of approximately $17.3 million. We are pursuing collection of our secured claim against Pillarstone of $13.6 million in the Bankruptcy Court.

As of July 23, 2025, Pillarstone has completed the sales of all of the Partnership’s properties and received net proceeds of approximately $60 million.  We are pursuing collection of the amounts due from Pillarstone OP through all means necessary and while we do not know the timing or the ultimate amount to be collected, we believe the amount will exceed the receivable from the former equity investment in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2025	December 31, 2024
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$20.0 million, 3.67% plus 1.50% Note, due January 31, 2028 (3)	20,000	20,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	28,571	35,714
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	40,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	—	429
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	131,300	75,000
Total notes payable principal	671,211	632,483
Less deferred financing costs, net of accumulated amortization	(866)	(965)
Total notes payable	$670,345	$631,518

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
June 30, 2025
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
June 30, 2025
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
June 30, 2025
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

As of June 30, 2025, the interest rate on the 2022 Revolver was 5.88%. Based on our current leverage ratio, the revolver has an interest rate of Adjusted Term SOFR plus 1.45% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus spreads ranging from 1.45% to 2.10%, through October 28, 2022;

•	2.80% plus spreads ranging from 1.45% to 2.10%, from October 29, 2022 through January 31, 2024; and

•	3.42% plus spreads ranging from 1.45% to 2.10%, from February 1, 2024 through January 31, 2028.

As of June 30, 2025, the Term Loan with the swaps had a spread of 1.55% and a 10 basis point credit spread adjustment.

The Credit Agreement also has a pricing provision where the applicable margin can be adjusted by an aggregate 0.02% per annum based on our performance on certain sustainability performance targets.

The 2022 Facility includes an accordion feature that allows the Operating Partnership to increase the borrowing capacity by an aggregate amount equal to $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $68.7 million remaining availability under the 2022 Revolver. As of June 30, 2025, $466.3 million was drawn on the 2022 Facility and our unused borrowing capacity was $68.7 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

As of June 30, 2025, our $136.34 million in secured debt was collateralized by four properties with a carrying value of $220.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2025, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of June 30, 2025 were as follows (in thousands):

Year	Amount Due
2025 (remaining)	$—
2026	198,443
2027	97,414
2028	302,823
2029	17,867
Thereafter	54,664
Total	$671,211

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

June 30, 2025
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$448
Accounts payable and accrued expenses	$(138)

December 31, 2024
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$5,792

On  October 7, 2024, Whitestone REIT, operating through its subsidiary Whitestone REIT Operating Partnership, entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.665% plus bank credit spreads (that are currently 1.5%, through  January 31, 2028), or an all-in rate of 5.165%. See Note 7 (Debt) for additional information regarding the 2022 Facility. The swap will mature on January 31, 2028. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended June 30, 2025	$(1,955)	Interest expense	$787
Three Months Ended June 30, 2024	$643	Interest expense	$1,549

Six Months Ended June 30, 2025	$(5,481)	Interest expense	$1,568
Six Months Ended June 30, 2024	$5,650	Interest expense	$3,248

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and six months ended June 30, 2025 and 2024.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended June 30, 2025 and 2024, 642,708 and 649,200 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the six months ended June 30, 2025 and 2024 643,803 and 656,411

OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$5,118	$2,626	$8,866	$12,090
Less: Net income attributable to noncontrolling interests	(64)	(34)	(111)	(158)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$5,054	$2,592	$8,755	$11,932

Denominator:
Weighted average number of common shares - basic	50,897	49,960	50,894	49,951
Effect of dilutive securities:
Unvested restricted shares	1,017	1,160	1,018	1,165
Weighted average number of common shares - dilutive	51,914	51,120	51,912	51,116

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.10	$0.05	$0.17	$0.24
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.10	$0.05	$0.17	$0.23

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended June 30, 2025 and 2024, we recognized approximately $110,000 and $111,000, respectively, in margin tax provision, and for the six months ended June 30, 2025 and 2024, we recognized approximately $236,000 and $231,000, respectively.

11.  EQUITY

Common Shares

Under our declaration of trust, as amended, we have authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offerings

On May 9, 2025, we filed a Form S-3 (File No. 333-287167), which was subsequently declared effective by the SEC on May 19, 2025 (the “2025 Registration Statement”), replacing the 2022 Registration Statement (defined below). The 2025 Registration Statement will expire on May 19, 2028. The 2025 Registration Statement registers the issuance and sale by us of up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 12, 2022, we filed a Form S-3 (File No. 333-264881), which was subsequently declared effective by the SEC on May 20, 2022 (the “2022 Registration Statement”), pursuant to which we could issue and sell up to $500 million in securities, including common shares, preferred shares, debt securities, depositary shares and subscription rights. The 2022 Registration Statement, which registered the 2022 ATM Program (the “2022 ATM Program”), expired on May 20, 2025. As a result, no further shares of common stock may be sold under the 2022 ATM Program. We did not sell any shares under the 2022 ATM Program during the three and six months ended June 30, 2025 and 2024.

On September 9, 2022, we entered into eleven equity distribution agreements with certain sales agents named therein for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our 2022 Registration Statement. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of June 30, 2025, we owned a 98.8% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2025 and December 31, 2024, there were 51,538,589 and 51,218,415 OP units outstanding, respectively.  We owned 50,895,881 and 50,569,102 OP units as of June 30, 2025 and December 31, 2024, respectively. The balance of the OP units is owned by third parties, including certain members of our Board of Trustees (the “Board”).  Our weighted average share ownership in the Operating Partnership was approximately 98.8% and 98.7% for the three months ended June 30, 2025 and 2024, respectively, and approximately 98.8% and 98.7% for the six months ended June 30, 2025 and 2024, respectively. For the three months ended  June 30, 2025 and 2024, no OP units were redeemed for an equal number of common shares, and during the six months ended  June 30, 2025 and 2024, 6,605 and 43,747 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2024 and the six months ended June 30, 2025 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2025
Second Quarter	$0.1350	$6,845	$0.1350	$87	$6,932
First Quarter	0.1350	6,845	0.1350	87	6,932
Total	$0.2700	$13,690	$0.2700	$174	$13,864

2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

12.  INCENTIVE SHARE PLAN

Our 2008 Long-Term Equity Incentive Plan (as amended, the “2008 Plan”) expired in July 2018. At the Company’s annual meeting of shareholders on May 11, 2017, our shareholders voted to approve the 2018 Whitestone Long-Term Equity Incentive Ownership Plan (the “2018 Plan”). The 2018 Plan previously provided for the issuance of up to 3,433,831 common shares and OP units pursuant to awards under the 2018 Plan. The 2018 Plan became effective on July 30, 2018, which is the day after the 2008 Plan expired.

At the Company’s annual meeting of shareholders on May 15, 2025, our shareholders voted to approve an amendment (the “Amendment”) to the 2018 Plan. The Amendment, among other things, (i) increased the number of common shares of the Company available for issuance under the 2018 Plan by an additional 2,250,000 shares; (ii) removed the termination of the chief executive officer without cause provision from the definition of change in control; (iii) revised vesting in connection with a change in control from “single trigger” to “double trigger”; and (iv) extended the term of the 2018 Plan by approximately ten years to May 14, 2035. The 2018 Plan is the only plan under which equity-based compensation may currently be awarded to our employees and non-employee trustees.

The Compensation Committee administers the 2018 Plan except, in each case, with respect to awards to non-employee trustees, for which the 2018 Plan is administered by the Board of Trustees. The Compensation Committee is authorized to select participants, determine the type and number of awards to be granted, determine and later amend (subject to certain limitations) the terms and conditions of any award, interpret and specify the rules and regulations relating to the 2018 Plan, and make all other determinations which may be necessary or desirable for the administration of the 2018 Plan.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

On June 30, 2025, an aggregate of 317,728 TSR Units and 182,474 time-based restricted common share units under the amended 2018 Plan were awarded to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $10.40 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the  June 30, 2025 grant date to the end of the performance period, December 31, 2027. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $11.48 and vest annually in three equal installments.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2025	943,551	$11.80
Granted	500,202	10.79
Vested	(332,127)	11.80
Forfeited	—	—
Non-vested at June 30, 2025	1,111,626	11.35
Available for grant at June 30, 2025	2,332,186

A summary of our non-vested and vested shares activity for the six months ended June 30, 2025 and years ended December 31, 2024 and 2023 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six Months Ended June 30, 2025	500,202	$10.79	(332,127)	$3,918
Year Ended December 31, 2024	415,329	$13.87	(446,917)	$3,151
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Total compensation recognized in earnings for share-based payments was $1,044,000 and $888,000 for the three months ended June 30, 2025 and 2024, respectively and $2,176,000 and $1,824,000 for the six months ended  June 30, 2025 and 2024, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards to vest over the next 36 months. As of June 30, 2025, there was approximately $5.6 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 30 months, and approximately $4.1 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 36 months beginning on July 1, 2025.

We expect to record approximately $4.9 million in non-cash share-based compensation expense in 2025 and $7.0 million subsequent to 2025. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 26 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of June 30, 2025, the TSR Peer Group Ranking called for attainment of 200%, 100%, and 50% for the shares issued in 2023, 2024, and 2025 respectively.

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

The table below provides revenues and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Total revenues	$37,892	$37,647	$75,895	$74,811
Less:
Depreciation and amortization	8,517	8,521	17,841	17,321
Operating and maintenance	7,175	7,015	14,187	13,364
Real estate taxes	3,965	3,912	8,217	8,150
General and administrative	4,921	6,552	10,364	12,732
Interest expense	8,291	8,788	16,388	17,307
(Gain) loss on sale of properties, net	(207)	75	(207)	(6,450)
Loss on disposal of assets, net	53	72	153	72
Interest, dividend and other investment income	(35)	(4)	(135)	(12)
Add:
Deficit in earnings of real estate partnership	—	—	—	(28)
Provision for income tax	(94)	(90)	(221)	(209)
Net income	5,118	2,626	8,866	12,090

Less: Net income attributable to noncontrolling interests	64	34	111	158

Net income attributable to Whitestone REIT	$5,054	$2,592	$8,755	$11,932

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

15. REAL ESTATE

Property Acquisitions.

On   June 16, 2025, we acquired South Hulen Shopping Center, a property that meets our Community Centered Property® strategy, for $32.4 million in cash and net prorations. South Hulen Shopping Center, a 86,907 square foot property, was 96.4% leased at the time of purchase and is located in Forth Worth, Texas. The funding for this acquisition was provided by our credit facility.

On May 5, 2025, we acquired San Clemente, a property that meets our Community Centered Property® strategy, for $12 million in cash and net prorations. San Clemente, a 31,832 square foot property, was 85.8% leased at the time of purchase and is located in Austin, Texas. The funding for this acquisition was partially obtained through a 1031 exchange transaction, utilizing the proceeds from the sale of our Providence property in accordance with Section 1031 of the Internal Revenue Code.

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

Property dispositions.

On June 27, 2025, we completed the sale of Woodlake Plaza, located in Houston, Texas, for $4.5 million. We recorded a gain on sale of $0.2 million.

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

We have not included properties sold in 2025 and 2024 in discontinued operations as they did not meet the definition of discontinued operations.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

On  December 1, 2023, Whitestone OP reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and negotiated and satisfied a payoff as of  December 4, 2023, in the amount of $13.6 million (the “DPO Amount”). The DPO Amount included a compromise settlement of approximately $1.7 million for the disputed default interest and other fees. The Company's share of it was recorded in the 4th quarter of fiscal year 2023 in the financial statement line equity (deficit) in earnings of real estate partnership. Per the agreement, this payment would satisfy the loan. The Company wired the DPO Amount to Lender on  December 4, 2023, with accompanying releases as required by Lender, fully satisfying the agreement.

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

On  April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Company as Guarantor of the loan. On or before  June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1.1 million plus all attorneys’ fees and costs (not to exceed $20,000) incurred by the Lender from  April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13.6 million tendered to it by Whitestone OP, and the guaranty was subsequently released. The Company is pursuing collection of the DPO Amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP. On  October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13.6 million. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming Whitestone OP’s right of subrogation. On July 17, 2025, Pillarstone sold Uptown Tower Property for net proceeds of approximately $17.3 million. We are pursuing collection of our secured claim against Pillarstone of $13.6 million in the Bankruptcy Court.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

Former COO Litigation

On  May 9, 2023, the Company’s former COO, John Dee, filed suit against the Company in the District Court of Harris County, Texas, purporting to assert claims for breach of his change-in-control agreement arising from the Company’s termination of its former CEO James Mastandrea for cause, and is seeking monetary relief in excess of $1 million in damages and equitable relief. The Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action.

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

On  December 6, 2023, the District Court of Harris County, Texas granted summary judgement in favor of the Company and dismissed all claims against the Company related to the termination of Mr. Mastandrea.  The court also dismissed all claims against certain of the Company’s trustees and executives. The Court subsequently denied Mr. Mastandrea’s Motion for Reconsideration and For New Trial. On December 4, 2024, Mr. Mastandrea filed a Notice of Appeal with the 14th Court of Appeals of the State of Texas and filed an appeal brief on July 28, 2025.

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
June 30, 2025
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

As of July 23, 2025, Pillarstone has completed the sales of all of the Partnership’s properties and received net proceeds of approximately $60 million.  We are pursuing collection of the amounts due from Pillarstone OP through all means necessary and while we do not know the timing or the ultimate amount to be collected, we believe the amount will exceed the receivable from the former equity investment in Pillarstone OP.

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

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	legislative or regulatory changes, including changes to laws governing REITs;
•

adverse economic or real estate developments or conditions in Texas or Arizona, particularly in Austin, Houston, Dallas, San Antonio, Scottsdale and Phoenix, including the potential impact of public health emergencies on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

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

As of June 30, 2025, we wholly owned 56 commercial properties consisting of:

Consolidated Operating Portfolio

•

51 wholly owned properties that meet our Community Centered Properties® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $1,014.22 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $23.1 million.

As of June 30, 2025, we had an aggregate of 1,456 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.2% of our annualized rental revenues for the six months ended June 30, 2025.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 162 new and renewal leases during the six months ended June 30, 2025, totaling 497,000 square feet and approximately $64.4 million in total lease value.  This compares to 147 new and renewal leases totaling 503,417 square feet and approximately $55.3 million in total lease value during the same period in 2024.

We employed 69 full-time employees as of June 30, 2025. As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of June 30, 2025, our ownership in Pillarstone OP no longer represents a majority interest.  On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and, while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

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

Rising Interest Rates

As of June 30, 2025, $131.3 million, or approximately 20% of our outstanding debt, was subject to floating interest rates of Secured Overnight Financing Rate (“SOFR”) plus 1.50% to 2.10% and a 10 basis point credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.3 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $37.9 million and $37.6 million for the three months ended June 30, 2025 and 2024, respectively, and $75.9 and $74.8 million for the six months ended June 30, 2025 and 2024, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. During the three months ended June 30, 2025 and 2024, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.4 million and $0.09 million decrease in revenue, respectively, and during the six months ended June 30, 2025 and 2024, we recorded a decrease to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, in the amount of $0.7 million and $0.7 million, respectively. The three months ended June 30, 2025 included 10 cash basis tenants, resulting in an increase in rental revenue for straight-line rent adjustments of $0.02 million and a decrease to rental revenue for bad debt adjustments of $0.02 million. The three months ended June 30, 2024 included 18 cash basis tenants, resulting in an increase to rental revenue for straight-line rent adjustment of $0.008 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The six months ended June 30, 2025 included 10 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.1 million, and the six months ended June 30, 2024 included 18 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.02 million and a decrease to rental revenue for bad debt adjustments of $0.4 million, respectively.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2025, approximately 18% of our GLA was subject to leases that expire prior to December 31, 2026.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 69% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with a tenant as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

             On   June 16, 2025, we acquired South Hulen Shopping Center, a property that meets our Community Centered Property® strategy, for $32.4 million in cash and net prorations. South Hulen Shopping Center, a 86,907 square foot property, was 96.4% leased at the time of purchase and is located in Forth Worth, Texas. The funding for this acquisition was provided by our credit facility.

             On May 5, 2025, we acquired San Clemente, a property that meets our Community Centered Property® strategy, for $12 million in cash and net prorations. San Clemente, a 31,832 square foot property, was 85.8% leased at the time of purchase and is located in Austin, Texas. The funding for this acquisition was partially obtained through a 1031 exchange transaction, utilizing the proceeds from the sale of our Providence property in accordance with Section 1031 of the Internal Revenue Code.

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

On June 27, 2025, we completed the sale of Woodlake Plaza, located in Houston, Texas, for $4.5 million. We recorded a gain on sale of $0.2 million.

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

We have not included properties sold in 2024 and 2025 in discontinued operations as they did not meet the definition of discontinued operations.

Leasing Activity

As of June 30, 2025, we owned 56 properties with 4,871,932 square feet of GLA and, as of June 30, 2025 and 2024, our occupancy rate for all properties was approximately 94% and 94%, respectively. The following is a summary of our leasing activity for the six months ended June 30, 2025:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	105	345,451	4.4	$1.82	$24.57	$22.36	17.7%
New Leases	21	35,172	6.4	38.17	37.80	32.86	29.1%
Total	126	380,623	4.6	$5.18	$25.79	$23.33	19.2%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	116	410,151	4.5	$3.66	$24.45
New Leases	46	86,605	5.6	24.66	32.34
Total	162	496,756	4.7	$7.32	$25.83

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to policies during the six months ended June 30, 2025. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table provides a general comparison of our results of operations and other metrics for the six months ended June 30, 2025 and 2024 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended June 30,
	2025	2024
Number of properties owned and operated	56	57
Aggregate GLA (sq. ft.)	4,871,932	5,055,050
Ending occupancy rate	94%	93%

Total revenues	$37,892	$37,647
Total operating expenses	24,578	26,000
Total other expense	8,102	8,931
Income before equity investment in real estate partnership and income tax	5,212	2,716
Provision for income tax	(94)	(90)
Net income	5,118	2,626
Less: Net income attributable to noncontrolling interests	64	34
Net income attributable to Whitestone REIT	$5,054	$2,592

Funds from operations(1)	$13,473	$11,270
Property net operating income(2)	26,752	26,720
Distributions paid on common shares and OP units	6,932	6,242
Distributions per common share and OP unit	$0.1350	$0.1238
Distributions paid as a percentage of funds from operations	51%	55%

(1)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(2)

For an explanation and reconciliation of property net operating income, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended June 30, 2025 to the three months ended June 30, 2024, Same Store includes properties owned during the entire period from April 1, 2024 to June 30, 2025. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Revenue	2025	2024	Change	% Change
Same Store
Rental revenues (1)	$26,876	$25,986	$890	3%
Recoveries (2)	10,016	9,870	146	1%
Bad debt	(400)	(89)	(311)	349%
Total rental	36,492	35,767	725	2%
Other revenues	209	165	44	27%
Same Store Total	36,701	35,932	769	2%

Non-Same Store
Rental revenues (3)	974	1,386	(412)	(30)%
Recoveries (3)	220	324	(104)	(32)%
Bad debt (3)	(5)	3	(8)	(267)%
Total rental	1,189	1,713	(524)	(31)%
Other revenues (3)	2	2	—	—%
Non-Same Store Total	1,191	1,715	(524)	(31)%

Total revenue	$37,892	$37,647	$245	1%

(1)

The Same Store rental revenues increase of $890,000 resulted from a decrease of $137,000 from lower average leased square feet from 4,410,329 to 4,387,114, and an increase of $1,027,000 from higher average rent per leased square foot from $23.57 to $24.50. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of an increase of $20,000 and an increase of $8,000 for the three months ended June 30, 2025 and 2024, respectively.

(2)	The Same Store recoveries revenue increase of $146,000 is primarily attributable to increases in operating expenses.

(3)

Non-Same Store rental revenue includes Scottsdale Commons (acquired on April 5, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024), and Woodlake Plaza (sold on June 2, 2025).

Operating expenses. The primary components of operating expenses for the three months ended June 30, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Operating Expenses	2025	2024	Change	% Change
Same Store
Operating and maintenance (1)	$6,884	$6,560	$324	5%
Real estate taxes	3,846	3,848	(2)	0%
Same Store total	10,730	10,408	322	3%

Non-Same Store
Operating and maintenance (2)	291	455	(164)	(36)%
Real estate taxes (2)	119	64	55	86%
Non-Same Store total	410	519	(109)	(21)%
Depreciation and amortization	8,517	8,521	(4)	0%
General and administrative (3)	4,921	6,552	(1,631)	(25)%
Total operating expenses	$24,578	$26,000	$(1,422)	(5)%

(1)

The operating and maintenance expense increase is attributable to increased utilities costs of $196,000, increased repair costs of $144,000, increased other costs of $103,000, offset by decreased non-recoverable costs of $119,000.

(2)

Non-Same Store rental expense includes Scottsdale Commons (acquired on April 5, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024) and Woodlake Plaza (sold on June 2, 2025).

(3)

The general and administrative expense decrease is attributable to decreased proxy fees of $1,319,000 and decreased legal fees of $869,000, offset by increased share-based compensation of $217,000, increased office expenses of $106,000, increased payroll costs of $90,000, and increased other costs of $144,000.

Other expenses (income). The primary components of other expenses (income) for the three months ended June 30, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Other Expenses (Income)	2025	2024	Change	% Change

Interest expense (1)	$8,291	$8,788	$(497)	(6)%
(Gain) loss on sale of properties (2)	(207)	75	(282)	N/A
Loss on disposal of assets	53	72	(19)	(26)%
Interest, dividend and other investment income	(35)	(4)	(31)	775%
Total other expenses	$8,102	$8,931	$(829)	(9)%

(1)	The $497,000 decrease in interest expense is primarily attributable to a decrease in our effective interest rate to 4.89% for the three months ended June 30, 2025 as compared to 5.20% for the three months ended June 30, 2024, resulting in a $514,000 decrease in interest expense and increase of our average outstanding notes payable balance by $496,000, resulting in a $17,000 increase in interest expense.

(2)	On June 27, 2025, we completed the sale of Woodlake Plaza, located in Houston, Texas, for $4.5 million. We recorded a gain on sale of $0.2 million.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Same Store (47 properties, excluding development land)
Property revenues
Rental	$36,492	$35,767	$725	2%
Management, transaction and other fees	209	165	44	27%
Total property revenues	36,701	35,932	769	2%

Property expenses
Property operation and maintenance	6,884	6,560	324	5%
Real estate taxes	3,846	3,848	(2)	0%
Total property expenses	10,730	10,408	322	3%

Total property revenues less total property expenses	25,971	25,524	447	2%

Same Store straight-line rent adjustments	(738)	(839)	101	(12)%
Same Store amortization of above/below market rents	(165)	(252)	87	(35)%
Same Store lease termination fees	(19)	(1)	(18)	1800%

Same Store NOI(1)	$25,049	$24,432	$617	3%

(1)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Reconciliation of Non-GAAP Financial Measures—Property Net Income (“NOI”)” below.

	Three Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2025	2024
Net income attributable to Whitestone REIT	$5,054	$2,592
General and administrative expenses	4,921	6,552
Depreciation and amortization	8,517	8,521
Interest expense	8,291	8,788
Interest, dividend and other investment income	(35)	(4)
Provision for income taxes	94	90
(Gain) loss on sale of properties	(207)	75
Loss on disposal of assets	53	72
Net income attributable to noncontrolling interests	64	34
NOI	$26,752	$26,720
Non-Same Store NOI (1)	(781)	(1,196)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	25,971	25,524
Same Store straight-line rent adjustments	(738)	(839)
Same Store amortization of above/below market rents	(165)	(252)
Same Store lease termination fees	(19)	(1)
Same Store NOI (2)	$25,049	$24,432

(1)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended June 30, 2025 to the three months ended June 30, 2024, Non-Same Store includes properties acquired between April 1, 2024 and June 30, 2025 and properties sold between April 1, 2024 and June 30, 2025, but not included in discontinued operations.

(2)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended June 30, 2025 to the three months ended June 30, 2024, Same Store includes properties owned before April 1, 2024 and not sold before June 30, 2025. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table provides a general comparison of our results of operations and other metrics for the six months ended June 30, 2025 and 2024 (dollars in thousands, except per share and per OP unit amounts):

	Six Months Ended June 30,
	2025	2024
Number of properties owned and operated	56	57
Aggregate GLA (sq. ft.)	4,871,932	5,055,050
Ending occupancy rate	94%	93%

Total revenues	$75,895	$74,811
Total operating expenses	50,609	51,567
Total other expense	16,199	10,917
Income before equity investment in real estate partnership and income tax	9,087	12,327
Deficit in earnings of real estate partnership	—	(28)
Provision for income tax	(221)	(209)
Net income	8,866	12,090
Less: Net income attributable to noncontrolling interests	111	158
Net income attributable to Whitestone REIT	$8,755	$11,932

Funds from operations (1)	$26,621	$23,088
Property net operating income (2)	53,491	53,480
Distributions paid on common shares and OP units	13,864	12,291
Distributions per common share and OP unit	$0.2700	$0.2438
Distributions paid as a percentage of funds from operations	52%	53%

(1)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(2)

For an explanation and reconciliation of property net operating income, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, Same Store includes properties owned during the entire period from January 1, 2024 to June 30, 2025. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Revenue	2025	2024	Change	% Change
Same Store
Rental revenues (1)	$52,305	$50,748	$1,557	3%
Recoveries (2)	20,061	19,548	513	3%
Bad debt	(711)	(650)	(61)	9%
Total rental	71,655	69,646	2,009	3%
Other revenues	801	586	215	37%
Same Store Total	72,456	70,232	2,224	3%

Non-Same Store
Rental revenues (3)	2,750	3,488	(738)	(21)%
Recoveries (3)	684	1,123	(439)	(39)%
Bad debt (3)	(13)	(36)	23	(64)%
Total rental	3,421	4,575	(1,154)	(25)%
Other revenues (3)	18	4	14	350%
Non-Same Store Total	3,439	4,579	(1,140)	(25)%

Total revenue	$75,895	$74,811	$1,084	1%

(1)

The Same Store rental revenue increase of $1,557,000 resulted from a decrease of $82,000 from lower average leased square feet from 4,321,163 to 4,313,864, and an increase of $1,639,000 from higher average rent per leased square foot from $23.49 to $24.25. Same Store rental revenues include straight-line rent write offs for tenants converted to cash basis accounting of a decrease of $177,000 and a decrease of $20,000 for the six months ended June 30, 2025 and 2024, respectively.

(2)	The Same Store recoveries revenue increase of $513,000 is primarily attributable to increases in operating expenses.

(3)

Non-Same Store rental revenue includes Garden Oaks (acquired on February 20, 2024), Scottsdale Commons (acquired on April 5, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Mercado (sold on March 27, 2024), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024) and Woodlake Plaza (sold on June 2, 2025).

Operating expenses. The primary components of operating expenses for the six months ended June 30, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Operating Expenses	2025	2024	Change	% Change
Same Store
Operating and maintenance (1)	$13,450	$12,335	$1,115	9%
Real estate taxes	7,797	7,809	(12)	0%
Same Store total	21,247	20,144	1,103	5%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	737	1,014	(277)	(27)%
Real estate taxes (2)	420	341	79	23%
Affiliated company rents	—	15	(15)	(100)%
Non-Same Store and affiliated company rents total	1,157	1,370	(213)	(16)%
Depreciation and amortization (2)	17,841	17,321	520	3%
General and administrative (3)	10,364	12,732	(2,368)	(19)%
Total operating expenses	$50,609	$51,567	$(958)	(2)%

(1)

The operating and maintenance expense increase is attributable to increased repairs of $524,000, increased utilities of $276,000, increased contract services of $205,000, and increased other costs of $110,000.

(2)

Non-Same Store rental expense includes Garden Oaks (acquired on February 20, 2024), Scottsdale Commons (acquired on April 5, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Mercado (sold on March 27, 2024), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024) and Woodlake Plaza (sold on June 2, 2025).

(3)

The general and administrative expense decrease is attributable to decreased proxy fees of $1,757,000 and decreased legal fees of $1,434,000, offset by increased share-based compensation of $337,000, and increased other expenses of $486,000.

Other expenses (income). The primary components of other expenses (income) for the six months ended June 30, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Other Expenses	2025	2024	Change	% Change

Interest expense (1)	$16,388	$17,307	$(919)	(5)%
Gain on sale of properties, net (2)	(207)	(6,450)	6,243	(97)%
Loss on disposal of assets, net	153	72	81	N/A
Interest, dividend and other investment income	(135)	(12)	(123)	1025%
Total other expenses	$16,199	$10,917	$5,282	48%

(1)	The $919,000 decrease in interest expense is primarily attributable to a decrease in our effective interest rate to 4.89% for the six months ended June 30, 2025 as compared to 5.16% for the six months ended June 30, 2024, resulting in a $879,000 decrease in interest expense and decrease of our average outstanding notes payable balance by $2,554,000, resulting in a $40,000 decrease in interest expense.

(2)

On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for $26.5 million.  We recorded a gain on sale of $6.6 million.

On June 27, 2025, we completed the sale of Woodlake Plaza, located in Houston, Texas, for $4.5 million.  We recorded a gain on sale of $0.2 million.

Deficit in earnings of real estate partnership. As of June 30, 2025, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the six months ended June 30, 2024 our estimated deficit in earnings from the real estate partnership was $28,000. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Six Months Ended June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Same Store (46 properties, excluding development land)
Property revenues
Rental	$71,655	$69,646	$2,009	3%
Management, transaction and other fees	801	586	215	37%
Total property revenues	72,456	70,232	2,224	3%

Property expenses
Property operation and maintenance	13,450	12,335	1,115	9%
Real estate taxes	7,797	7,809	(12)	0%
Total property expenses	21,247	20,144	1,103	5%

Total property revenues less total property expenses	51,209	50,088	1,121	2%

Same Store straight-line rent adjustments	(1,220)	(1,944)	724	(37)%
Same Store amortization of above/below market rents	(228)	(408)	180	(44)%
Same Store lease termination fees	(445)	(269)	(176)	65%

Same Store NOI(1)	$49,316	$47,467	$1,849	4%

(1)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Reconciliation of Non-GAAP Financial Measures—Property Net Income (“NOI”)” below.

	Six Months Ended June 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2025	2024
Net income attributable to Whitestone REIT	$8,755	$11,932
General and administrative expenses	10,364	12,732
Depreciation and amortization	17,841	17,321
Deficit (equity) in earnings of real estate partnership (1)	—	28
Interest expense	16,388	17,307
Interest, dividend and other investment income	(135)	(12)
Provision for income taxes	221	209
Gain on sale of properties	(207)	(6,450)
Loss on disposal of assets	153	72
NOI of real estate partnership (pro rata) (1)	—	183
Net income attributable to noncontrolling interests	111	158
NOI	$53,491	$53,480
Non-Same Store NOI (2)	(2,282)	(3,209)
NOI of real estate partnership (pro rata)(1)	—	(183)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	51,209	50,088
Same Store straight-line rent adjustments	(1,220)	(1,944)
Same Store amortization of above/below market rents	(228)	(408)
Same Store lease termination fees	(445)	(269)
Same Store NOI (3)	$49,316	$47,467

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the six months ended June 30, 2024 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, Non-Same Store includes properties acquired between January 1, 2024 and June 30, 2025 and properties sold between January 1, 2024 and June 30, 2025, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, Same Store includes properties owned before January 1, 2024 and not sold before June 30, 2025. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and Core FFO, along with the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO (NAREIT) AND CORE FFO	2025	2024	2025	2024
Net income attributable to Whitestone REIT	$5,054	$2,592	$8,755	$11,932
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	8,509	8,497	17,809	17,265
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	—	—	—	111
Loss on disposal of assets	53	72	153	72
(Gain) loss on sale of properties	(207)	75	(207)	(6,450)
Net income attributable to noncontrolling interests	64	34	111	158
FFO (NAREIT)	$13,473	$11,270	$26,621	$23,088
Adjustments to reconcile to Core FFO:
Proxy contest costs	—	1,319	—	1,757
Core FFO	$13,473	$12,589	$26,621	$24,845

(1)	Includes pro-rata share attributable to real estate partnership through January 25, 2024, the redemption date.

(2)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the six months ended June 30, 2024 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2025	2024	2025	2024
Net income attributable to Whitestone REIT	$5,054	$2,592	$8,755	$11,932
General and administrative expenses	4,921	6,552	10,364	12,732
Depreciation and amortization	8,517	8,521	17,841	17,321
Deficit in earnings of real estate partnership	—	—	—	28
Interest expense	8,291	8,788	16,388	17,307
Interest, dividend and other investment income	(35)	(4)	(135)	(12)
Provision for income taxes	94	90	221	209
(Gain) loss on sale of properties	(207)	75	(207)	(6,450)
Loss on disposal of assets	53	72	153	72
NOI of real estate partnership (pro rata) (1)	—	—	—	183
Net income attributable to noncontrolling interests	64	34	111	158
NOI	$26,752	$26,720	$53,491	$53,480

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the six months ended June 30, 2024 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 for the full disclosure.

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

During the six months ended June 30, 2025, our cash provided by operating activities was $16,917,000 and our total distributions were $13,864,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $3,053,000. We anticipate that cash flows from operating activities and our borrowing capacity under our 2022 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures, acquisitions and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On December 4, 2024, we announced an increase to our quarterly distribution to $0.135 per common share and OP unit, equal to a monthly distribution of $0.045, beginning with the January 2025 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of June 30, 2025, subject to any potential future paydowns in the borrowing base, we have $68.7 million remaining availability under the 2022 Revolver.

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

On May 9, 2025, we filed a Form S-3 (File No. 333-287167), which was subsequently declared effective by the SEC on May 19, 2025 (the “2025 Registration Statement”), replacing the 2022 Registration Statement (defined below). The 2025 Registration Statement will expire on May 19, 2028. The 2025 Registration Statement registers the issuance and sale by us of up to $750 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On May 12, 2022, we filed a Form S-3 (File No. 333-264881), which was subsequently declared effective by the SEC on May 20, 2022 (the “2022 Registration Statement”), pursuant to which we could issue and sell up to $500 million in securities, including common shares, preferred shares, debt securities, depositary shares and subscription rights. The 2022 Registration Statement, which registered the 2022 ATM Program (the “2022 ATM Program”), expired on May 20, 2025. As a result, no further shares of common stock may be sold under the 2022 ATM Program. We did not sell any shares under the 2022 ATM Program during the three and six months ended June 30, 2025 and 2024.

On September 9, 2022, we entered into eleven equity distribution agreements with certain sales agents named therein for an at-the-market equity distribution program (the “2022 equity distribution agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our 2022 Registration Statement. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act. We have no obligation to sell any of our common shares and can at any time suspend offers under the 2022 equity distribution agreements or terminate the 2022 equity distribution agreements.

To the extent we sell shares in the future under the equity distribution agreements, we anticipate using net proceeds for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

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

During the year ended December 31, 2024 , the Company sold Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and were restricted for the acquisition of a replacement property. On December 12, 2024 and May 5, 2025, the escrowed funds held in connection with the Section 1031 like-kind exchange were utilized to acquire Village Shops at Dana Park and San Clemente, respectively, which qualified as replacement properties under the exchange provisions. As of June 30, 2025, we had no restricted cash.

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $5,324,000 as of June 30, 2025, as compared to $15,370,000 on December 31, 2024.  Sources and uses of cash during the six months ended June 30, 2025 and 2024 were as follows:

Sources of Cash

•	Proceeds from credit facility of $56,300,000 for the six months ended June 30, 2025, compared to net payment of $11,000,000 for the six months ended June 30, 2024;

•	Cash flow from operations of $16,917,000 for the six months ended June 30, 2025, compared to $23,782,000 for the six months ended June 30, 2024; and

•	Proceeds from sale of property of $4,239,000 for the six months ended June 30, 2025, compared to $25,661,000 for the six months ended June 30, 2024

Uses of Cash

•

Acquisition of real estate of $44,374,000, inclusive of $10,148,000 restricted cash released from a 1031 exchange, for the six months ended June 30, 2025, compared to $50,136,000 for the six months ended June 30, 2024;

•	Payments of notes payable of $17,572,000 for the six months ended June 30, 2025, compared to $21,777,000 for the six months ended June 30, 2024;

•	Payment of distributions to common shareholders and OP unit holders of $13,864,000 for the six months ended June 30, 2025, compared to $12,291,000 for the six months ended June 30, 2024;

•	Additions to real estate of $10,161,000 for the six months ended June 30, 2025, compared to $8,548,000 for the six months ended June 30, 2024;

•

Repurchase of common shares from employees to satisfy tax withholding obligations upon vesting of equity awards of $1,510,000 for the six months ended June 30, 2025, compared to $2,641,000 for the six months ended June 30, 2024; and

•	Payment of finance lease liability of $21,000 for the six months ended June 30, 2025, compared to $10,000 for the six months ended June 30, 2024.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2025	December 31, 2024
Fixed rate notes
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (1)	$265,000	$265,000
$20.0 million, 3.67% plus 1.50% Note, due January 31, 2028 (3)	20,000	20,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	28,571	35,714
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	40,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	—	429
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (2)	50,000	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
Floating rate notes
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	131,300	75,000
Total notes payable principal	671,211	632,483
Less deferred financing costs, net of accumulated amortization	(866)	(965)
Total notes payable	$670,345	$631,518

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(2)	A portion of the unsecured line of credit includes an interest rate swap to fix the SOFR portion of the loan at 3.71%.

(3)	Series One Incremental Term Loan includes an interest rate swap that fixed the term loan rate at 5.165% through January 31, 2028.

Scheduled maturities of our outstanding debt as of June 30, 2025 were as follows (in thousands):

Year	Amount Due
2025 (remaining)	$—
2026	198,443
2027	97,414
2028	302,823
2029	17,867
Thereafter	54,664
Total	$671,211

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

As of June 30, 2025, the interest rate on the 2022 Revolver was 5.88%. Based on our current leverage ratio, the revolver has an interest rate of Adjusted Term SOFR plus 1.45% and a 10 basis point credit spread adjustment. In addition, we entered into interest rate swaps to fix the interest rates on the Term Loan. The Term Loan with the swaps has the following interest rates:

•	2.16% plus spreads ranging from 1.45% to 2.10%, through October 28, 2022;

•	2.80% plus spreads ranging from 1.45% to 2.10%, from October 29, 2022 through January 31, 2024; and

•	3.42% plus spreads ranging from 1.45% to 2.10%, from February 1, 2024 through January 31, 2028.

As of June 30, 2025, the Term Loan with the swaps had a spread of 1.55% and a 10 basis point credit spread adjustment.

The 2022 Facility also has a pricing provision where the applicable margin can be adjusted by an aggregate 0.02% per annum based on our performance on certain sustainability performance targets.

The 2022 Facility includes an accordion feature that allows the Operating Partnership to increase the borrowing capacity by an aggregate principal amount not to exceed $200.0 million, upon the satisfaction of certain conditions. As of June 30, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $68.7 million remaining availability under the 2022 Revolver. As of June 30, 2025, $466.3 million was drawn on the 2022 Facility and our unused borrowing capacity was $68.7 million, assuming that we use the proceeds of the 2022 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

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

As of June 30, 2025, our $136.34 million in secured debt was collateralized by four properties with a carrying value of $220.5 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of June 30, 2025, we were in compliance with all loan covenants.

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

The following is a summary of our capital expenditures for the three and six month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures:
Tenant improvements and allowances	$2,045	$3,007	$4,304	$6,274
Developments / redevelopments	1,696	738	3,433	2,209
Leasing commissions and costs	611	726	1,262	1,480
Maintenance capital expenditures	1,515	1,429	3,143	1,694
Total capital expenditures (1)	$5,867	$5,900	$12,142	$11,657

(1)	Total capital expenditures include the non cash accrued capital expenditures line item as reported in the consolidated statements of cash flows.

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

The timing and frequency of our distributions are authorized and declared by our Board in exercise of its business judgment based upon a number of factors, including:

•	our funds from operations;

•	our debt service requirements;

•	our capital expenditure requirements for our properties;

•	our taxable income, combined with the annual distribution requirements necessary to maintain REIT qualification;

•	requirements of Maryland law;

•	our overall financial condition; and

•	other factors deemed relevant by our Board.

Any distributions we make will be at the discretion of our Board and we cannot provide assurance that our distributions will be made or sustained in the future.

On December 4, 2024, we announced an increase to our quarterly distribution to $0.135 per common share and OP unit, equal to a monthly distribution of $0.045, beginning with the January 2025 distribution. The Board will continue to regularly reassess the dividend level.

During the six months ended June 30, 2025, we paid distributions to our common shareholders and OP unit holders of $13.9 million, compared to $12.3 million in the six months ended June 30, 2024.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2024 and the six months ended June 30, 2025 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2025
Second Quarter	$0.1350	$6,845	$0.1350	$87	$6,932
First Quarter	0.1350	6,845	0.1350	87	6,932
Total	$0.2700	$13,690	$0.2700	$174	$13,864

2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

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

Fixed Interest Rate

As of June 30, 2025, $539.9 million, or approximately 80% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2025 of approximately 4.87% per annum with scheduled maturities ranging from 2026 to 2031. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $11.0  million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2025, $131.3 million, or approximately 20% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.50% to 2.10% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.3 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)

During the three months ended June 30, 2025, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	N/A	N/A
May 1, 2025 - May 31, 2025	—	—	N/A	N/A
June 1, 2025 - June 30, 2025	60,732	12.48	N/A	N/A
Total	60,732	$12.48

(1)

The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended  June 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	First Amendment to the Whitestone REIT 2018 Long-Term Equity Incentive Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 16, 2025)

10.2*	Form of Restricted Common Share Unit Award Agreement (Performance Vesting)

10.3*	Form of Restricted Common Share Unit Award Agreement (Time Vesting)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information of the Registrant for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2025 and 2024 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three and six month periods ended June 30, 2025 and 2024 (unaudited), (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and in Exhibit 101.

________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	August 1, 2025	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2025	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)