Form 10-Q
period 2025-09-30
Whitestone REIT
filed 2025-10-31
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, there were 51,020,124 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,295,374	$1,248,223
Accumulated depreciation	(259,530)	(246,534)
Total real estate assets	1,035,844	1,001,689
Cash and cash equivalents	6,848	5,224
Restricted cash	—	10,146
Escrows and deposits	4,293	4,006
Accrued rents and accounts receivable, net of allowance for doubtful accounts	34,090	33,820
Receivable from partnership redemption	31,643	31,643
Receivable due from related party	1,327	15,186
Unamortized lease commissions, legal fees and loan costs	17,282	14,693
Prepaid expenses and other assets(1)	4,678	7,805
Finance lease right-of-use assets	10,341	10,427
Total assets	$1,146,346	$1,134,639

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$641,626	$631,518
Accounts payable and accrued expenses(2)	40,871	40,703
Payable due to related party	1,535	1,577
Tenants' security deposits	9,469	9,295
Dividends and distributions payable	6,974	6,931
Finance lease liabilities	751	781
Total liabilities	701,226	690,805
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 51,019,286 and 50,690,163 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	51	51
Additional paid-in capital	639,101	637,946
Accumulated deficit	(199,141)	(205,557)
Accumulated other comprehensive income (loss)	(520)	5,713
Total Whitestone REIT shareholders' equity	439,491	438,153
Noncontrolling interest in subsidiary	5,629	5,681
Total equity	445,120	443,834
Total liabilities and equity	$1,146,346	$1,134,639

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2025	December 31, 2024
	(unaudited)
(1) Operating lease right of use assets (net)	$1,158	$59
(2) Operating lease liabilities	$1,157	$58

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental(1)	$40,828	$38,107	$115,904	$112,328
Management, transaction, and other fees	220	526	1,039	1,116
Total revenues	41,048	38,633	116,943	113,444

Operating expenses
Depreciation and amortization	8,331	8,921	26,172	26,242
Operating and maintenance	7,944	7,303	22,131	20,667
Real estate taxes	5,331	4,838	13,548	12,988
General and administrative	5,319	4,878	15,683	17,610
Total operating expenses	26,925	25,940	77,534	77,507

Other expenses (income)
Interest expense	8,658	8,506	25,046	25,813
Loss on extinguishment of debt	797	—	797	—
Gain on sale of properties	(13,967)	(3,762)	(14,174)	(10,212)
(Gain) loss on disposal of assets	(56)	111	97	183
Interest, dividend and other investment income	(5)	(3)	(140)	(15)
Total other expenses (income)	(4,573)	4,852	11,626	15,769

Income before equity investment in real estate partnership and income tax	18,696	7,841	27,783	20,168

Deficit in earnings of real estate partnership	—	—	—	(28)
Provision for income tax	(131)	(118)	(352)	(327)
Net income	18,565	7,723	27,431	19,813

Less: Net income attributable to noncontrolling interests	232	99	343	257

Net income attributable to Whitestone REIT	$18,333	$7,624	$27,088	$19,556

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.36	$0.15	$0.53	$0.39
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.35	$0.15	$0.52	$0.38

Weighted average number of common shares outstanding:
Basic	51,018	50,297	50,936	50,067
Diluted	52,079	51,305	51,894	51,106

Consolidated Statements of Comprehensive Income (Loss)

Net income	$18,565	$7,723	$27,431	$19,813

Other comprehensive loss

Unrealized loss on cash flow hedging activities	(831)	(8,946)	(6,312)	(3,296)

Comprehensive income (loss)	17,734	(1,223)	21,119	16,517

Less: Net income attributable to noncontrolling interests	232	99	343	257
Less: Comprehensive loss attributable to noncontrolling interests	(10)	(115)	(79)	(41)

Comprehensive income (loss) attributable to Whitestone REIT	$17,512	$(1,207)	$20,855	$16,301

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(1) Rental
Rental revenues	$28,479	$27,114	$83,534	$81,350
Recoveries	12,404	11,338	33,149	32,009
Bad debt	(55)	(345)	(779)	(1,031)
Total rental	$40,828	$38,107	$115,904	$112,328

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2024	50,690	$51	$637,946	$(205,557)	$5,713	$438,153	650	$5,681	$443,834
Exchange of noncontrolling interest OP units for common shares	7	—	55	—	—	55	(7)	(55)	—
Issuance of shares under dividend reinvestment plan	2	—	25	—	—	25	—	—	25
Repurchase of common shares (1)	(107)	—	(1,510)	—	—	(1,510)	—	—	(1,510)
Share-based compensation	303	—	981	—	—	981	—	—	981
Distributions - $0.1350 per common share / OP unit	—	—	—	(6,898)	—	(6,898)	—	(87)	(6,985)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(3,482)	(3,482)	—	(44)	(3,526)
Net income	—	—	—	3,701	—	3,701	—	47	3,748
Balance, March 31, 2025	50,895	$51	$637,497	$(208,754)	$2,231	$431,025	643	$5,542	$436,567
Issuance of shares under dividend reinvestment plan	2	—	29	—	—	29	—	—	29
Repurchase of common shares (1)	(61)	—	(758)	—	—	(758)	—	—	(758)
Share-based compensation	181	—	980	—	—	980	—	—	980
Distributions - $0.1350 per common share / OP unit	—	—	—	(6,887)	—	(6,887)	—	(87)	(6,974)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(1,930)	(1,930)	—	(25)	(1,955)
Net income	—	—	—	5,054	—	5,054	—	64	5,118
Balance, June 30, 2025	51,017	$51	$637,748	$(210,587)	$301	$427,513	643	$5,494	$433,007
Issuance of shares under dividend reinvestment plan	2	—	27	—	—	27	—	—	27
Share-based compensation	—	—	1,326	—	—	1,326	—	—	1,326
Distributions - $0.1350 per common share / OP unit	—	—	—	(6,887)	—	(6,887)	—	(87)	(6,974)
Unrealized loss on change in value of cash flow hedge	—	—	—	—	(821)	(821)	—	(10)	(831)
Net income	—	—	—	18,333	—	18,333	—	232	18,565
Balance, September 30, 2025	51,019	$51	$639,101	$(199,141)	$(520)	$439,491	643	$5,629	$445,120

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$27,431	$19,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,172	26,242
Amortization of deferred loan costs	858	823
Gain on sale of properties	(14,174)	(10,212)
Loss on disposal of assets	97	183
Bad debt	779	1,031
Share-based compensation	3,287	2,805
Deficit in earnings of real estate partnership	—	28
Amortization of right-of-use assets - finance leases	86	65
Loss on extinguishment of debt	797	—
Changes in operating assets and liabilities:
Escrows and deposits	(437)	6,238
Accrued rents and accounts receivable	(1,049)	(2,980)
Receivable due from related party	226	(40)
Unamortized lease commissions, legal fees and loan costs	(2,174)	(1,992)
Prepaid expenses and other assets	(1,872)	1,705
Accounts payable and accrued expenses	(5,252)	(4,114)
Payable due to related party	(42)	—
Tenants' security deposits	174	561
Net cash provided by operating activities	34,907	40,156
Cash flows from investing activities:
Acquisitions of real estate	(47,744)	(50,137)
Additions to real estate	(17,180)	(15,485)
Proceeds from sales of property	24,365	46,444
Receipt of funds from real estate partnership for loan repayment	13,633	—
Net cash used in investing activities	(26,926)	(19,178)
Cash flows from financing activities:
Distributions paid to common shareholders	(20,548)	(18,325)
Distributions paid to OP unit holders	(261)	(240)
Proceeds from issuance of common shares, net of offering costs	—	7,620
Payments of exchange offer costs	—	(81)
Net payments of revolving credit facility	(58,909)	(17,000)
Proceeds from borrowings under unsecured term loan	375,000	—
Repayment of borrowings under unsecured term loan	(285,000)	—
Repayments of notes payable	(17,572)	(47,950)
Repurchase of common shares	(2,268)	(2,641)
Payment of finance lease liability	(30)	(18)
Proceeds from notes payable	—	56,340
Payment of loan origination costs	(6,915)	(789)
Net cash used in financing activities	(16,503)	(23,084)
Net decrease in cash, cash equivalents and restricted cash	(8,522)	(2,106)
Cash, cash equivalents and restricted cash at beginning of period	15,370	4,640
Cash, cash equivalents and restricted cash at end of period (1)	$6,848	$2,534

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,256	$25,384
Cash paid for taxes	$457	$432
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$330	$29
Financed insurance premiums	$—	$2,638
Value of shares issued under dividend reinvestment plan	$81	$56
Value of common shares exchanged for OP units	$55	$355
Change in fair value of cash flow hedge	$(6,312)	$(3,296)
Accrued capital expenditures	$2,437	$1,439
Receivable from partnership redemption	$—	$31,643
Recognition of finance lease liability	$—	$86
Recognition of operating lease liability	$1,220	$—

	September 30,
	2025	2024
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,848	$2,534
Restricted cash	—	—
Total cash, cash equivalents and restricted cash	$6,848	$2,534

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2024 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended September 30, 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to this Quarterly Report on Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of September 30, 2025 and December 31, 2024, and the results of operations for the three and nine month periods ended September 30, 2025 and 2024, the consolidated statements of changes in equity for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of both   September 30, 2025 and December 31, 2024, Whitestone wholly owned 55 commercial properties in and around Austin, Dallas-Fort Worth, Houston, Phoenix, Scottsdale and San Antonio.

As of September 30, 2025, these properties consist of:

Consolidated Operating Portfolio

•	50 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

As of September 30, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, Whitestone has not received consideration for its redemption of its equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our receivable, formerly our equity investment in Pillarstone OP. Please refer to Note 6 in this Quarterly Report on Form 10-Q for more information regarding the accounting treatment of the redemption of our OP units in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of September 30, 2025 and December 31, 2024, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Estimates regarding Pillarstone OP’s financial condition and results of operations. We relied on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP.  As of September 30, 2024, Pillarstone OP’s financial statements were unavailable. We estimated its financial condition for the first 25 days of 2024 using the best data available at the time.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Restricted Cash. During the year ended  December 31, 2024, the Company sold Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and were restricted for the acquisition of a replacement property. On December 12, 2024 and May 5, 2025, the escrowed funds held in connection with the Section 1031 like-kind exchange were utilized to acquire Village Shops at Dana Park and San Clemente, respectively, which qualified as replacement properties under the exchange provisions. As of September 30, 2025, we had no restricted cash.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of September 30, 2025, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended September 30, 2025, approximately $ 136,000 and $ 42,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2025, approximately $ 407,000 and  $ 138,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended September 30, 2024, approximately $ 150,000 and $ 15,000 in interest expense and real estate taxes, respectively, were capitalized, and for the nine months ended September 30, 2024, approximately $ 434,000 and $ 137,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $ 1,438,000 and $ 1,281,000 in share-based compensation net of forfeitures for the three months ended September 30, 2025 and 2024, respectively, and we recognized $ 3,614,000 and $3,105,000 in share-based compensation net of forfeitures for the nine months ended September 30, 2025 and 2024, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of September 30, 2025 and December 31, 2024, we had an allowance for uncollectible accounts of  $13.6 million and $14.7 million, respectively. During the three months ended  September 30, 2025 and 2024, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.1 million and $0.3 million decrease in revenue, respectively, and during the nine months ended September 30, 2025 and 2024, we recorded a decrease to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, resulting in a decrease in revenue of $0.8 million and $1.0 million, respectively. The three months ended September 30, 2025 included 7 cash basis tenants, resulting in an increase in rental revenue for straight-line rent adjustments of $0.01 million and an increase to rental revenue for bad debt adjustments of less than $0.1 million. The three months ended  September 30, 2024 included 20 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The nine months ended September 30, 2025 included 7 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.04 million, and the nine months ended September 30, 2024 included 20 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.5 million, respectively.

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
September 30, 2025
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of September 30, 2025 is as follows (in thousands):

Minimum Future Rents
2025 (remaining)	$27,173
2026	109,995
2027	95,681
2028	78,472
2029	62,042
Thereafter	169,956
Total	$543,319

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately three years.  As of September 30, 2025, we had one ground lease and one office machine lease that were classified as finance leases. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating and finance leases in which we are the lessee (in thousands):

As of September 30, 2025	Operating Leases	Finance Leases
2025 (remaining)	$121	$21
2026	479	83
2027	462	85
2028	191	86
2029	—	81
Thereafter	—	2,639
Total undiscounted rental payments	1,253	2,995
Less imputed interest	96	2,244
Total lease liabilities	$1,157	$751

For the three months ended  September 30, 2025 and 2024, the total lease costs for operating leases were $125,000 and $6,000, respectively, and for the finance leases were $13,000 and $27,000, respectively. For the nine months ended September 30, 2025 and 2024, the total lease costs for operating leases were $156,000 and $35,000 respectively, and for the finance leases were $86,000 and $70,000, respectively.

The weighted average remaining lease term for our operating leases and our finance leases was 2.9 and 94 years, respectively, at September 30, 2025. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate as of   September 30, 2025, was 6.0% for operating leases and 6.1% for our finance leases.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2025	December 31, 2024
Tenant receivables	$16,773	$17,285
Accrued rents and other recoveries	29,804	29,964
Allowance for doubtful accounts	(13,601)	(14,720)
Other receivables	1,114	1,291
Total	$34,090	$33,820

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasing commissions	$23,793	$21,562
Deferred legal cost	257	257
Deferred financing cost	6,786	4,236
Total cost	30,836	26,055
Less: leasing commissions accumulated amortization	(10,546)	(9,057)
Less: deferred legal cost accumulated amortization	(239)	(232)
Less: deferred financing cost accumulated amortization	(2,769)	(2,073)
Total cost, net of accumulated amortization	$17,282	$14,693

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of September 30, 2025, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

The table below presents our share of net loss from our investment in the real estate partnership which is included in deficit in earnings of real estate partnership, net on our consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Pillarstone OP	$—	$—	$—	$(28)

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	Three Months Ended September 30, 2025	For the Period from January 1, 2024 to January 25, 2024(1) (2)

Revenues	$—	$591
Operating expenses	—	(559)
Other expenses	—	(56)
Net loss	$—	$(24)

(1)

We rely on reporting provided to us by Pillarstone OP's general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements for the nine months ended September 30, 2024 have not been made available to us, we have estimated net loss and its components based on the information available to us at the time of this report.

(2)	The estimated net loss and its components are calculated through January 25, 2024, the redemption date.

 Pillarstone OP's guarantee.  We, through our subsidiary, Whitestone REIT Operating Partnership, L.P. (“Whitestone OP”), guaranteed Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023.  The loan was also secured by the Uptown Tower property.  The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.  On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

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

On  December 1, 2023, Pillarstone OP filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower, in the Bankruptcy Court of the Northern District of Texas (the “Bankruptcy Court”). On  January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On  February 9, 2024, the Lender filed suit in New York County against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee.  On  March 4, 2024, Pillarstone REIT authorized and all of its entities to file bankruptcy.

On  April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against Whitestone OP as Guarantor of the loan. On or before  June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1.1 million plus all attorneys’ fees and costs (not to exceed $20,000) incurred by the Lender from  April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13.6 million tendered to it by Whitestone OP, and the guaranty was subsequently released. The Company pursued collection of the DPO Amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP. On  October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13.6 million. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming Whitestone OP’s right of subrogation. On July 17, 2025, Pillarstone OP sold the Uptown Tower Property for net proceeds of approximately $17.3 million.

Following the sale of the Uptown Tower property, Whitestone OP filed in the Bankruptcy court a Motion to Compel the payment of $13.6 million from the Uptown Tower closing proceeds relating to Whitestone OP’s subrogation claim as guarantor, which was a secured claim. Following a hearing on August 18, 2025, the Bankruptcy Court ordered Pillarstone to pay Whitestone OP to the amount of $13.6 million and on September 8, 2025, Pillarstone paid $13.6 million to Whitestone OP for its subrogation claim as guarantor. On September 10, 2025 Pillarstone filed a Notice of Appeal of the Court’s order. On September 15, 2025, the Bankruptcy Court denied Pillarstone’s Motion for Stay Pending Appeal.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

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

Any gains will be recognized once the proceeds received exceed our receivable. Please refer to Note 17 for the full disclosure.

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
September 30, 2025
(Unaudited)

7. DEBT

Certain subsidiaries of Whitestone are the borrowers under various financing arrangements. These subsidiaries are separate legal entities, and their respective assets and credit are not available to satisfy the debt of Whitestone or any of its other subsidiaries.

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2025	December 31, 2024
Fixed rate notes
$375.0 million, 3.40% plus 1.25% to 1.85% Note, due January 31, 2031 (1)	$375,000	$—
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (2)	—	265,000
$20.0 million, 3.67% plus 1.50% note, due January 31, 2028 (3)	—	20,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	28,571	35,714
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	40,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	—	429
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (4)	—	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
Floating rate notes
Unsecured line of credit, SOFR plus 1.30% to 1.90%, due September 19, 2029	66,091	—
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	—	75,000
Total notes payable principal	646,002	632,483
Less deferred financing costs, net of accumulated amortization	(4,376)	(965)
Total notes payable	$641,626	$631,518

(1)

Promissory note includes an interest rate swap that fixes the Secured Overnight Financing Rate (“SOFR”) portion of the term loan at an interest rate of 3.40% through September 30, 2026, 3.36% from October 1, 2026 through January 31, 2028, and 3.42% beginning February 1, 2028 through January 31, 2031.

(2)

Promissory note included an interest rate swap that fixes the Secured Overnight Financing Rate (“SOFR”) portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(3)	Series One Incremental Term Loan included an interest rate swap that fixed the term loan rate at 5.165% through January 31, 2028.
(4)	A portion of the unsecured line of credit included an interest rate swap to fix the SOFR portion of the loan at 3.71%.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

The Loan is a non-recourse loan secured by three of our properties including our related equipment, fixtures, personal property, and other assets, and a limited carve-out guarantee by our Operating Partnership.

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
September 30, 2025
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

•

maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of a) 75% of our total net worth as of December 31, 2021, plus 75% of the net proceeds from additional equity offerings (as defined therein); and

•	minimum adjusted property NOI to implied unencumbered debt service ratio of 1.50 to 1.00;

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
September 30, 2025
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

On September 19, 2025, we, through our Operating Partnership, entered into an unsecured credit facility (the “2025 Facility”) pursuant to that certain Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), by and among the Operating Partnership, the Guarantors from time to time parties thereto, the several financial institutions from time to time party thereto and Bank of Montreal, as administrative agent (the “Administrative Agent”). The A&R Credit Agreement amends and restates that certain Third Amended and Restated Credit Agreement (“2022 Facility”), dated September 16, 2022 with the Administrative Agent, and the other agents and lenders named therein (as amended, restated, supplemented or otherwise modified prior to September 19, 2025, the “Prior Credit Agreement”). The 2025 Facility replaced the Company’s previous unsecured revolving credit facility, dated September 16, 2022 (the “2022 Facility”).

The 2025 Facility is comprised of the following two tranches of indebtedness:

•	$375.0 million unsecured revolving credit facility with a maturity date of September 19, 2029, with two six-month options to extend the maturity date to September 19, 2030 (the “Revolver”); and

•	$375.0 million unsecured term loan with a maturity date of January 31, 2031 (the “Term Loan”).

Borrowings under the 2025 Facility accrue interest (at the Operating Partnership’s option) at a Base Rate or Term SOFR plus an applicable margin based upon the Company’s then existing leverage. Based on the Company’s current leverage ratio, the Revolver has an initial interest rate of Term SOFR plus 1.40%. In addition, the Company entered into interest rate swaps to fix the Term SOFR rates on the Term Loan. The Term Loan has the following interest rates:

As of September 30, 2025, the interest rate on the Revolver was 5.72%. The Term Loan with the swaps has the following interest rates:

•	3.40% (Term SOFR) plus 1.35% (current applicable margin) through September 30, 2026;

•	3.36% (Term SOFR) plus 1.35% (current applicable margin) from October 1, 2026 through January 31, 2028; and

•	3.42% (Term SOFR) plus 1.35% (current applicable margin) from February 1, 2028 through January 31, 2031.

Base Rate means, for any day, the highest of: (a) the Administrative Agent’s prime commercial rate, (b) the sum of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York for such day, plus (ii) 0.50%, or (c) the sum of (i) Term SOFR for a one-month tenor in effect on such day plus (ii) 1.10%. Term SOFR means, for any such day, the SOFR-based term rate for the day two (2) business days prior.

The A&R Credit Agreement contains substantially similar terms to the Prior Credit Agreement. Other material terms, including financial covenants, were not changed by the A&R Credit Agreement, except as follows:

•	a 10 basis point credit spread adjustment previously applied to SOFR-based loans was eliminated;
•	the maturity date for both the Revolver and the Term Loan were extended to the maturity dates described above;
•	the interest rates were adjusted as described above; and
•	the unused fee applicable to the Revolver was reduced by 5 basis points in instances where the average daily unused commitments are less than 50% of the total revolving commitments.

At closing, the Company used (i) approximately $83.2 million of proceeds from the Term Loan to repay amounts outstanding under its previous unsecured revolving credit facility, (ii) $285 million of proceeds from the Term Loan to refinance in full the Company’s Term Loan and (iii) approximately $6.8 million from the Term Loan towards fees and expenses related to the A&R Credit Agreement.

As of September 30, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $223.6 million remaining availability under the Revolver. As of September 30, 2025, $441.1 million was drawn on the 2025 Facility and our unused borrowing capacity was $308.9 million, assuming that we use the proceeds of the 2025 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

The Company, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2025 Facility. The A&R Credit Agreement contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the A&R Credit Agreement contains certain financial covenants including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum secured recourse debt to total asset value ratio of 0.15 to 1.00;

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $527 million plus 75% of the net proceeds from additional equity offerings (as defined therein);

•	minimum adjusted property net operating income to implied unencumbered debt service of 1.50 to 1.00; and

•	maximum unsecured indebtedness to unencumbered asset pool value ratio of 0.60 to 1.00.

As of September 30, 2025, our $136.34 million in secured debt was collateralized by four properties with a carrying value of $220.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2025, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of September 30, 2025 were as follows (in thousands):

Year	Amount Due
2025 (remaining)	$—
2026	17,143
2027	97,414
2028	17,823
2029	17,867
Thereafter	495,755
Total	$646,002

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

September 30, 2025
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$61
Accounts payable and accrued expenses	$(582)

December 31, 2024
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$5,792

On  September 19, 2025, we, through our Operating Partnership, entered an interest rate swap with Bank of Montreal that fixed the unhedged SOFR portion of Term Loan under the 2025 Facility at 3.42%. The notional amount of the swap begins at $100 million on  October 29, 2022, and increases to $265 million on  February 1, 2024, maturing on  January 31, 2028. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned beginning and ending notionals of $20.7 million and $54.8 million of the swap, respectively, to U.S. Bank, National Association, beginning and ending notionals of $25.4 million and $67.2 million of the swap, respectively, to Truist Bank, beginning and ending notionals of $20.7 million and $54.8 million of the swap, respectively, to Capital One, National Association, and beginning and ending notionals of $5.9 million and $15.7 million of the swap, respectively, to Associated Bank. See Note 7 (Debt) for additional information regarding the 2025 Facility. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On  October 7, 2024, Whitestone REIT, operating through its subsidiary Whitestone REIT Operating Partnership, entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.67% plus bank credit spreads (that are currently 1.5%, through  January 31, 2028), or an all-in rate of 5.165%. See Note 7 (Debt) for additional information regarding the 2022 Facility. The swap will mature on January 31, 2028. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On March 31, 2023, we, through our Operating Partnership, entered into an interest rate swap of $50 million (“Revolver Swap”) with Bank of Montreal that fixed the unhedged SOFR portion of the variable rate debt at 3.71%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $10.0 million of the swap to U.S. Bank, $10.0 million of the swap to Capital One, $12.5 million of the swap to SunTrust Bank, and $2.5 million of the swap to Associated Bank. The swap began on March 31, 2023 and will mature on September 16, 2026. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months. On September 19, 2025, we dedesignated and redesignated the hedge to the unhedged SOFR portion of the term loan under the 2025 Facility. The $49,000 fair value of the hedge will be amortized on a straight-line basis through maturity, and no additional gains or losses are expected to be reclassified into earnings within the next 12 months.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)
Three Months Ended September 30, 2025	$(831)	Interest expense	$811
Three Months Ended September 30, 2024	$(8,946)	Interest expense	$1,556

Nine Months Ended September 30, 2025	$(6,312)	Interest expense	$2,379
Nine Months Ended September 30, 2024	$(3,296)	Interest expense	$4,804

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three and nine months ended September 30, 2025 and 2024.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended September 30, 2025 and 2024, 642,708 and 649,200 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive, and during the nine months ended September 30, 2025 and 2024 643,434 and 653,990 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$18,565	$7,723	$27,431	$19,813
Less: Net income attributable to noncontrolling interests	(232)	(99)	(343)	(257)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$18,333	$7,624	$27,088	$19,556

Denominator:
Weighted average number of common shares - basic	51,018	50,297	50,936	50,067
Effect of dilutive securities:
Unvested restricted shares	1,061	1,008	958	1,039
Weighted average number of common shares - dilutive	52,079	51,305	51,894	51,106

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.36	$0.15	$0.53	$0.39
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.35	$0.15	$0.52	$0.38

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended September 30, 2025 and 2024, we recognized approximately $131,000 and $117,000, respectively, in margin tax provision, and for the nine months ended September 30, 2025 and 2024, we recognized approximately $367,000 and $348,000, respectively.

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

On September 16, 2025, we entered into equity distribution agreements (individually, an “Equity Distribution Agreement” and together, the “Equity Distribution Agreements”) with each of BMO Capital Markets Corp., Barclays Capital Inc., BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Citizens JMP Securities, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, Truist Securities, Inc., and UBS Securities LLC (individually, a “Placement Agent” and together, the “Placement Agents”), as agents for the offer and sale of up to an aggregate of $100,000,000 of our common shares of beneficial interest, par value $0.001 per share (the “Shares”), from time to time in “at the market” offerings (the “ATM Program”).

Sales of the Shares, if any, under the Equity Distribution Agreements may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including block sales, negotiated sales and sales made directly on the New York Stock Exchange or sales made to or through a market maker or through an electronic communications network. Each Placement Agent will be entitled to compensation of up to 2.0% of the gross sales price of all Shares sold through it under the applicable Equity Distribution Agreement. Subject to the terms and conditions of the Sales Agreement, the applicable Placement Agent will use its commercially reasonable efforts to sell on the Company’s behalf any Shares to be offered by the Company under the Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreement. We did not sell any shares under the ATM Program during the three months ended September 30, 2025.

On May 12, 2022, we filed a Form S-3 (File No. 333-264881), which was subsequently declared effective by the SEC on May 20, 2022 (the “2022 Registration Statement”), pursuant to which we could issue and sell up to $500 million in securities, including common shares, preferred shares, debt securities, depositary shares and subscription rights. The 2022 Registration Statement, which registered the 2022 ATM Program (the “2022 ATM Program”), expired on May 20, 2025. As a result, no further shares of common stock may be sold under the 2022 ATM Program. We did not sell any shares under the 2022 ATM Program during the three and nine months ended September 30, 2025. For both three and nine months ended September 30, 2024, we sold 579,964 common shares under the equity distribution agreements entered into in connection with the 2022 ATM Program, with net proceeds to us of approximately $7.6 million. In connection with such sales, we paid compensation of approximately $116,000 to the sales agents.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of September 30, 2025, we owned a 98.8% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of September 30, 2025 and December 31, 2024, there were 51,540,933 and 51,218,415 OP units outstanding, respectively.  We owned 50,898,225 and 50,569,102 OP units as of September 30, 2025 and December 31, 2024, respectively. The balance of the OP units is owned by third parties, including certain members of our Board of Trustees (the “Board”).  Our weighted average share ownership in the Operating Partnership was approximately 98.8% and 98.7% for the three months ended September 30, 2025 and 2024, respectively, and approximately 98.8% and 98.7% for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended  September 30, 2025 and 2024, no OP units were redeemed for an equal number of common shares, and during the nine months ended September 30, 2025 and 2024, 6,605 and 43,747 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2024 and the nine months ended September 30, 2025 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2025
Third Quarter	$0.1350	$6,858	$0.1350	$87	$6,945
Second Quarter	0.1350	6,845	0.1350	87	6,932
First Quarter	0.1350	6,845	0.1350	87	6,932
Total	$0.4050	$20,548	$0.4050	$261	$20,809

2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
September 30, 2025
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2025	943,551	$11.80
Granted	500,202	10.79
Vested	(332,127)	11.80
Forfeited	(4,273)	11.42
Non-vested at September 30, 2025	1,107,353	11.35
Available for grant at September 30, 2025	2,339,268

A summary of our non-vested and vested shares activity for the nine months ended September 30, 2025 and years ended December 31, 2024 and 2023 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Nine Months Ended September 30, 2025	500,202	$10.79	(332,127)	$3,918
Year Ended December 31, 2024	415,329	$13.87	(446,917)	$3,151
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Total compensation recognized in earnings for share-based payments was $1,438,000 and $1,281,000 for the three months ended September 30, 2025 and 2024, respectively and $3,614,000 and $3,105,000 for the nine months ended September 30, 2025 and 2024, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards to vest over the next 33 months. As of September 30, 2025, there was approximately $4.7 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 27 months, and approximately $3.6 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 33 months beginning on October 1, 2025.

We expect to record approximately $4.9 million in non-cash share-based compensation expense in 2025 and $7.0 million subsequent to 2025. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 24 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of September 30, 2025, the TSR Peer Group Ranking called for attainment of 150%, 100%, and 50% for the shares issued in 2023, 2024, and 2025 respectively.

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

The table below provides revenues and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Total revenues	$ 41,048	$ 38,633	$ 116,943	$ 113,444
Less:
Depreciation and amortization	8,331	8,921	26,172	26,242
Operating and maintenance	7,944	7,303	22,131	20,667
Real estate taxes	5,331	4,838	13,548	12,988
General and administrative	5,319	4,878	15,683	17,610
Interest expense	8,658	8,506	25,046	25,813
Loss on extinguishment of debt	797	—	797	—
Gain on sale of properties	(13,967)	(3,762)	(14,174)	(10,212)
(Gain) loss on disposal of assets	(56)	111	97	183
Interest, dividend and other investment income	(5)	(3)	(140)	(15)
Add:
Deficit in earnings of real estate partnership	—	—	—	(28)
Provision for income tax	(131)	(118)	(352)	(327)
Net income	18,565	7,723	27,431	19,813

Less: Net income attributable to noncontrolling interests	232	99	343	257

Net income attributable to Whitestone REIT	$ 18,333	$ 7,624	$ 27,088	$ 19,556

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

15. REAL ESTATE

Property Acquisitions.

On  July 11, 2025, we acquired 1730 S Val Vista, a pad that meets our Community Centered Property® strategy, for $3.5 million in cash and net prorations. 1730 S Val Vista is located in Mesa, Arizona. The funding for this acquisition was provided by our credit facility.

On  June 16, 2025, we acquired South Hulen Shopping Center, a property that meets our Community Centered Property® strategy, for $32.4 million in cash and net prorations. South Hulen Shopping Center, a 86,907 square foot property, was 96.4% leased at the time of purchase and is located in Fort Worth, Texas. The funding for this acquisition was provided by our credit facility.

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

Property dispositions.

On September 25, 2025, we completed the sale of Sugar Park Plaza, located in Houston, Texas, for $20.8 million. We recorded a gain on sale of $14.0 million.

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
September 30, 2025
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

17.  COMMITMENTS AND CONTINGENCIES

Guarantor for Pillarstone OP’s Loan

The Company, through its subsidiary, Whitestone OP, guaranteed Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of  September 30, 2023. The loan was also secured by the Uptown Tower property. The debt matured on  October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan. On  October 24, 2023, the Lender provided notice of a planned foreclosure sale on  December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

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

On  December 1, 2023, Pillarstone OP filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower, in the Bankruptcy Court of the Northern District of Texas (the “Bankruptcy Court”). On  January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On  February 9, 2024, the Lender filed suit in New York County against the guarantor Whitestone OP and the Company for alleged amounts due under the guarantee.  On  March 4, 2024, Pillarstone REIT authorized and all of its entities to file bankruptcy.

On  April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against Whitestone OP as Guarantor of the loan. On or before  June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1.1 million plus all attorneys’ fees and costs (not to exceed $20,000) incurred by the Lender from  April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13.6 million tendered to it by Whitestone OP, and the guaranty was subsequently released. The Company pursued collection of the DPO Amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP. On  October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13.6 million. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming Whitestone OP’s right of subrogation. On July 17, 2025, Pillarstone OP sold the Uptown Tower Property for net proceeds of approximately $17.3 million.

Following the sale of the Uptown Tower property, Whitestone OP filed in the Bankruptcy court a Motion to Compel the payment of $13.6 million from the Uptown Tower closing proceeds relating to Whitestone OP’s subrogation claim as guarantor, which was a secured claim. Following a hearing on August 18, 2025, the Bankruptcy Court ordered Pillarstone to pay Whitestone OP to the amount of $13.6 million and on September 8, 2025, Pillarstone paid $13.6 million to Whitestone OP for its subrogation claim as guarantor. On September 10, 2025, Pillarstone filed a Notice of Appeal of the Court’s order. On September 15, 2025, the Bankruptcy Court denied Pillarstone’s Motion for Stay Pending Appeal.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Litigation between the Company and Pillarstone REIT

On  September 16, 2022, Pillarstone Capital REIT and Pillarstone OP filed suit against the Company and certain of its subsidiaries (Whitestone TRS, Inc. and Whitestone OP) along with certain of its executives (Peter Tropoli, Christine Mastandrea,  and David Holeman) in the District Court of Harris County, Texas, alleging claims relating to the limited partnership agreement between Pillarstone Capital REIT and Whitestone OP, as well as the termination of Management Agreements between Pillarstone OP and Whitestone TRS, Inc. On  November 25, 2022, the claims against Peter Tropoli, Christine Mastandrea and David Holeman were dismissed. The claimants seek monetary relief in excess of $1 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action. This litigation is subject to the Settlement Agreement discussed below in the section headed “Pillarstone Rights Plan”.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Pillarstone Rights Agreement

On December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent Whitestone OP from exercising its contractual Redemption Right in Pillarstone OP, on July 12, 2022, Whitestone OP filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement.

On  January 25, 2024, the Delaware Court of Chancery held that Pillarstone REIT breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted Whitestone OP from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership; and the Court held that the Pillarstone Rights Agreement was unenforceable as to the limited partner and allowed Whitestone OP to exercise its redemption right; allowed Pillarstone REIT to determine the current value of Pillarstone OP’s assets; and, as necessary, would later enter a monetary judgment against Pillarstone REIT for the difference between the amount that the Company would have received in or around   December 2021 and the current value.

On  January 25, 2024, Whitestone OP exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

On  March 4, 2024, Pillarstone REIT filed the Pillarstone Bankruptcies on behalf of Pillarstone Capital REIT, Pillarstone OP, as well as certain subsidiaries (collectively, the “Pillarstone Debtors”). The Company filed a claim in the Pillarstone Bankruptcies for the value of its redemption claim along with interest and other costs. The automatic stay was lifted in November 2024 and Whitestone OP continued to pursue its redemption claim in Delaware.

As of July 23, 2025, the Pillarstone Debtors completed the sale of all of the Pillarstone OP’s properties for net proceeds in the amount of approximately $60 million.

A third-party Bankruptcy Plan Agent was appointed and granted the sole and exclusive authority to administer the claims related to the Pillarstone Bankruptcy, including the authority to object to the allowance of claims and to enforce, assert, and settle retained causes of action and to direct and cause the Pillarstone Debtors to make all payments and distributions under the bankruptcy plan. Whitestone OP and the Plan Agent negotiated a resolution of all pending disputes in the Pillarstone Bankruptcies, and on October 18, 2025, filed a settlement agreement with the Bankruptcy Court to resolve and confirm all issues regarding the Pillarstone Bankruptcies including all claims and causes of action asserted by or that could have been asserted by the Pillarstone Debtors against Whitestone OP and by Whitestone OP against the Pillarstone Debtors including Whitestone OP’s Delaware litigation against Pillarstone REIT and the litigation between Pillarstone OP and the Company (the “Settlement Agreement”). The Settlement Agreement requires Court approval under Bankruptcy Rule 9019. If the Court enters a Final Order approving the Settlement Agreement (the “9019 Order”), the Settlement Agreement shall be effective and binding on the Parties and each of their respective successors and assignees as of the date of entry (the “Settlement Effective Date”).

The Settlement Agreement establishes three reserve funds using the partnership estate funds in the aggregate amount of $2 million to support the Plan Agent's claim administration process (the “Reserve Funds”). The Settlement Agreement also directs the Pillarstone Debtors to distribute $4 million to the Pillarstone Estate (the "Pillarstone Distribution") in satisfaction of all outstanding claims by Pillarstone against the partnership estate.

The Settlement Agreement also directs the Pillarstone Debtors to distribute all funds remaining in the partnership estate following the satisfaction of the claims and Reserve Funds noted above to Whitestone OP as soon as reasonably practicable, and not later than 14-days after the entry of a Final Order by the Bankruptcy Court approving the 9019 Order, but in no event later than December 12, 2025. The amount to be distributed to Whitestone OP is estimated to be approximately $40 million. This is in addition to the $13.6 million payment noted above to the Company relating to Whitestone OP’s secured claim for the Uptown Tower guaranty payment.

If the Bankruptcy Court does not approve the Settlement Agreement by entry of a Final Order, then the Settlement Agreement shall not be binding on any party. There can be no assurances that the Bankruptcy Court will approve the Settlement Agreement or that it will not be challenged by any party or appealed. If the Bankruptcy Court does not approve the Settlement Agreement, we will continue to pursue collection of the amounts due from Pillarstone OP through all means necessary and while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

18.  SUBSEQUENT EVENTS

On  October 31, 2025, we acquired Ashford Village, a property that meets our Community Centered Property® strategy, for $21.7 million in cash and net prorations. Ashford Village, a 81,407 square foot property, was 99.6% leased at the time of purchase and is located in Houston, Texas.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
•

adverse economic or real estate developments or conditions in Texas or Arizona, particularly in Austin, Houston, Dallas, San Antonio, Scottsdale, and Phoenix, including the potential impact of public health emergencies on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

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

As of September 30, 2025, we wholly owned 55 commercial properties consisting of:

Consolidated Operating Portfolio

•

50 wholly owned properties that meet our Community Centered Properties® strategy, including one land parcel subject to a ground lease, containing approximately 4.8 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $1,012.5 million; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $23.3 million.

As of September 30, 2025, we had an aggregate of 1,458 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.2% of our annualized rental revenues for the nine months ended September 30, 2025.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 230 new and renewal leases during the nine months ended September 30, 2025, totaling 686,267 square feet and approximately $93.5 million in total lease value.  This compares to 219 new and renewal leases totaling 735,695 square feet and approximately $78.2 million in total lease value during the same period in 2024.

We employed 69 full-time employees as of September 30, 2025. As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of September 30, 2025, our ownership in Pillarstone OP no longer represents a majority interest.  On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. As of the date of this filing, we have not received consideration for our redemption of our equity investment in Pillarstone OP as required by the partnership agreement. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Pillarstone Bankruptcies”). We have filed a claim in the Pillarstone Bankruptcies for the value of our redemption claim along with interest and other costs. We intend to pursue collection of amounts due from Pillarstone OP through all means necessary, and, while we do not know the ultimate amount to be collected, we believe the amount will be in excess of the current carrying value of our equity investment in Pillarstone OP.

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

Rising Interest Rates

As of September 30, 2025, $66.1 million, or approximately 10% of our outstanding debt, was subject to floating interest rates of Secured Overnight Financing Rate (“SOFR”) plus 1.30% to 1.90% credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.7 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $41.0 million and $38.6 million for the three months ended September 30, 2025 and 2024, respectively, and $116.9 and $113.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. As of September 30, 2025 and December 31, 2024, we had an allowance for uncollectible accounts of  $13.6 million and $14.7 million, respectively. During the three months ended September 30, 2025 and 2024, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.1 million and $0.3 million decrease in revenue, respectively, and during the nine months ended September 30, 2025 and 2024, we recorded a decrease to rental revenue for bad debt, exclusive of straight-line rent reserve adjustment, resulting in a decrease in revenue of $0.8 million and $1.0 million, respectively. The three months ended September 30, 2025 included 7 cash basis tenants, resulting in an increase in rental revenue for straight-line rent adjustments of $0.01 million and an increase to rental revenue for bad debt adjustments of less than $0.1 million. The three months ended September 30, 2024 included 20 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.2 million. The nine months ended September 30, 2025 included 7 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.1 million and a decrease to rental revenue for bad debt adjustments of $0.04 million, and the nine months ended September 30, 2024 included 20 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.5 million, respectively.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of September 30, 2025, approximately 16% of our GLA was subject to leases that expire prior to December 31, 2026.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 69% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with a tenant as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On July 11, 2025, we acquired 1730 S Val Vista, a pad that meets our Community Centered Property® strategy, for $3.5 million in cash and net prorations. 1730 S Val Vista is located in Mesa, Arizona. The funding for this acquisition was provided by our credit facility.

              On   June 16, 2025, we acquired South Hulen Shopping Center, a property that meets our Community Centered Property® strategy, for $32.4 million in cash and net prorations. South Hulen Shopping Center, a 86,907 square foot property, was 96.4% leased at the time of purchase and is located in Fort Worth, Texas. The funding for this acquisition was provided by our credit facility.

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

On September 25, 2025, we completed the sale of Sugar Park Plaza, located in Houston, Texas, for $20.8 million. We recorded a gain on sale of $14.0 million.

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

Leasing Activity

As of September 30, 2025, we owned 55 properties with 4,776,900 square feet of GLA and, as of September 30, 2025 and 2024, our occupancy rate for all properties was approximately 94% and 94%, respectively. The following is a summary of our leasing activity for the nine months ended September 30, 2025:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	148	457,592	4.1	$1.80	$24.94	$22.80	17.9%
New Leases	30	52,119	6.3	35.29	38.01	33.33	26.9%
Total	178	509,711	4.4	$5.22	$26.27	$23.88	19.3%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	163	531,126	4.3	$3.79	$24.81
New Leases	67	155,141	6.1	22.44	32.36
Total	230	686,267	4.7	$8.00	$26.52

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to policies during the nine months ended September 30, 2025. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table provides a general comparison of our results of operations and other metrics for the three months ended September 30, 2025 and 2024 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended September 30,
	2025	2024
Number of properties owned and operated	55	55
Aggregate GLA (sq. ft.)	4,776,900	4,943,761
Ending occupancy rate - operating portfolio	94%	94%
Ending occupancy rate	94%	94%

Total revenues	$41,048	$38,633
Total operating expenses	26,925	25,940
Total other expense (income)	(4,573)	4,852
Income before equity investment in real estate partnership and income tax	18,696	7,841
Provision for income tax	(131)	(118)
Net income	18,565	7,723
Less: Net income attributable to noncontrolling interests	232	99
Net income attributable to Whitestone REIT	$18,333	$7,624

Funds from operations(1)	$12,855	$12,976
Property net operating income(2)	27,773	26,492
Distributions paid on common shares and OP units	6,945	6,242
Distributions per common share and OP unit	$0.1350	$0.1238
Distributions paid as a percentage of funds from operations	54%	48%

(1)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(2)

For an explanation and reconciliation of property net operating income, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, Same Store includes properties owned during the entire period from July 1, 2024 to September 30, 2025. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Revenue	2025	2024	Change	% Change
Same Store
Rental revenues (1)	$27,207	$26,084	$1,123	4%
Recoveries (2)	11,694	10,905	789	7%
Bad debt	(22)	(340)	318	(94)%
Total rental	38,879	36,649	2,230	6%
Other revenues	214	523	(309)	(59)%
Same Store Total	39,093	37,172	1,921	5%

Non-Same Store
Rental revenues (3)	1,272	1,030	242	23%
Recoveries (3)	710	433	277	64%
Bad debt (3)	(33)	(5)	(28)	560%
Total rental	1,949	1,458	491	34%
Other revenues (3)	6	3	3	100%
Non-Same Store Total	1,955	1,461	494	34%

Total revenue	$41,048	$38,633	$2,415	6%

(1)

The Same Store rental revenues increase of $1,123,000 was driven by an $1,250,000 increase resulting from higher average rent per leased square foot, from $23.76 to $24.91, offset by a $127,000 decrease due to lower average leased square footage, from 4,390,827 to 4,369,383. Same Store rental revenues also include straight-line rent write offs for tenants converted to cash basis accounting, representing an increase of $9,000 and a decrease of $130,000 for the three months ended September 30, 2025 and 2024, respectively.

(2)	The Same Store recoveries revenue increase of $789,000 is primarily attributable to increases in operating expenses.

(3)

Non-Same Store rental revenue includes Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024), Woodlake Plaza (sold on June 27, 2025), 1730 S Val Vista (acquired on July 11, 2025), and Sugar Park Plaza (sold on September 25, 2025).

Operating expenses. The primary components of operating expenses for the three months ended September 30, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Operating Expenses	2025	2024	Change	% Change
Same Store
Operating and maintenance (1)	$7,611	$6,861	$750	11%
Real estate taxes	4,902	4,600	302	7%
Same Store total	12,513	11,461	1,052	9%

Non-Same Store
Operating and maintenance (2)	333	442	(109)	(25)%
Real estate taxes (2)	429	238	191	80%
Non-Same Store total	762	680	82	12%
Depreciation and amortization	8,331	8,921	(590)	(7)%
General and administrative (3)	5,319	4,878	441	9%
Total operating expenses	$26,925	$25,940	$985	4%

(1)

The operating and maintenance expense increase is attributable to increased contract services costs of $262,000, increased repair costs of $489,000, increased non-recoverable costs of $175,000, increased other costs of $105,000, offset by decreased insurance costs of $281,000.

(2)

Non-Same Store rental expense includes Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Woodlake Plaza (sold on June 27, 2025), 1730 S Val Vista (acquired on July 11, 2025), and Sugar Park Plaza (sold on September 25, 2025).

(3)

The general and administrative expense increase is attributable to increased legal fees of $121,000, increased share-based compensation of $146,000, increased office expenses of $154,000, decreased payroll costs of $169,000, and increased other costs of $189,000.

Other expenses (income). The primary components of other expenses (income) for the three months ended September 30, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Three Months Ended September 30,
Other Expenses (Income)	2025	2024	Change	% Change

Interest expense (1)	$8,658	$8,506	$152	2%
Loss on extinguishment of debt	797	—	797	N/A
Gain on sale of properties (2)	(13,967)	(3,762)	(10,205)	271%
(Gain) loss on disposal of assets	(56)	111	(167)	(150)%
Interest, dividend and other investment income	(5)	(3)	(2)	67%
Total other expenses	$(4,573)	$4,852	$(9,425)	(194)%

(1)	The $152,000 increase in interest expense is primarily attributable to an increase in our effective interest rate to 5.09% for the three months ended September 30, 2025 as compared to 5.06% for the three months ended September 30, 2024, resulting in an $42,000 increase in interest expense and increase of our average outstanding notes payable balance by $8.2 million, resulting in a $110,000 increase in interest expense.

(2)	On September 25, 2025, we completed the sale of Sugar Park Plaza, located in Houston, Texas, for $20.8 million. We recorded a gain on sale of $14.0 million. On August 9, 2024, we completed the sale of Fountain Hills Plaza along with the adjacent parcel of development land, located in Phoenix, Arizona, for $21.3 million. We recorded a gain on sale of $3.6 million.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Same Store (47 properties, excluding development land)
Property revenues
Rental	$38,879	$36,649	$2,230	6%
Management, transaction and other fees	214	523	(309)	(59)%
Total property revenues	39,093	37,172	1,921	5%

Property expenses
Property operation and maintenance	7,611	6,861	750	11%
Real estate taxes	4,902	4,600	302	7%
Total property expenses	12,513	11,461	1,052	9%

Total property revenues less total property expenses	26,580	25,711	869	3%

Same Store straight-line rent adjustments	(721)	(709)	(12)	2%
Same Store amortization of above/below market rents	(207)	(310)	103	(33)%
Same Store lease termination fees	(61)	(280)	219	(78)%

Same Store NOI(1)	$25,591	$24,412	$1,179	4.8%

(1)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Reconciliation of Non-GAAP Financial Measures—Property Net Income (“NOI”)” below.

	Three Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2025	2024
Net income attributable to Whitestone REIT	$18,333	$7,624
General and administrative expenses	5,319	4,878
Depreciation and amortization	8,331	8,921
Interest expense	8,658	8,506
Loss on extinguishment of debt	797	—
Interest, dividend and other investment income	(5)	(3)
Provision for income taxes	131	118
Gain on sale of properties	(13,967)	(3,762)
(Gain) loss on disposal of assets	(56)	111
Net income attributable to noncontrolling interests	232	99
NOI	$27,773	$26,492
Non-Same Store NOI (1)	(1,193)	(781)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	26,580	25,711
Same Store straight-line rent adjustments	(721)	(709)
Same Store amortization of above/below market rents	(207)	(310)
Same Store lease termination fees	(61)	(280)
Same Store NOI (2)	$25,591	$24,412

(1)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, Non-Same Store includes properties acquired between July 1, 2024 and September 30, 2025 and properties sold between July 1, 2024 and September 30, 2025, but not included in discontinued operations.

(2)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, Same Store includes properties owned before July 1, 2024 and not sold before September 30, 2025. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table provides a general comparison of our results of operations and other metrics for the nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share and per OP unit amounts):

	Nine Months Ended September 30,
	2025	2024
Number of properties owned and operated	55	55
Aggregate GLA (sq. ft.)(1)	4,776,900	4,943,761
Ending occupancy rate - operating portfolio	94%	94%
Ending occupancy rate	94%	94%

Total revenues	$116,943	$113,444
Total operating expenses	77,534	77,507
Total other expense	11,626	15,769
Income before equity investment in real estate partnership and income tax	27,783	20,168
Deficit in earnings of real estate partnership	—	(28)
Provision for income tax	(352)	(327)
Net income	27,431	19,813
Less: Net income attributable to noncontrolling interests	343	257
Net income attributable to Whitestone REIT	$27,088	$19,556

Funds from operations (1)	$39,476	$36,064
Property net operating income (2)	81,264	79,972
Distributions paid on common shares and OP units	20,809	18,565
Distributions per common share and OP unit	$0.4050	$0.3676
Distributions paid as a percentage of funds from operations	53%	51%

(1)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(2)

For an explanation and reconciliation of property net operating income, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, Same Store includes properties owned during the entire period from January 1, 2024 to September 30, 2025. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Revenue	2025	2024	Change	% Change
Same Store
Rental revenues (1)	$77,793	$75,128	$2,665	4%
Recoveries (2)	31,070	29,879	1,191	4%
Bad debt	(715)	(977)	262	(27)%
Total rental	108,148	104,030	4,118	4%
Other revenues	1,007	853	154	18%
Same Store Total	109,155	104,883	4,272	4%

Non-Same Store
Rental revenues (3)	5,741	6,222	(481)	(8)%
Recoveries (3)	2,079	2,130	(51)	(2)%
Bad debt (3)	(64)	(54)	(10)	19%
Total rental	7,756	8,298	(542)	(7)%
Other revenues (3)	32	263	(231)	(88)%
Non-Same Store Total	7,788	8,561	(773)	(9)%

Total revenue	$116,943	$113,444	$3,499	3%

(1)

The Same Store rental revenue increase of $2,665,000 was driven by an $2,886,000 increase resulting from higher average rent per leased square foot, from $23.62 to $24.53, offset by a $221,000 decrease due to lower average leased square footage, from 4,240,233 to 4,227,858. Same Store rental revenues also include straight-line rent write offs for tenants converted to cash basis, representing a decrease of $123,000 and a decrease of $171,000 for the nine months ended September 30, 2025 and 2024, respectively.

(2)	The Same Store recoveries revenue increase of $1.2 million is primarily attributable to increases in operating expenses.

(3)

Non-Same Store rental revenue includes Garden Oaks (acquired on February 20, 2024), Mercado (sold on March 27, 2024), Scottsdale Commons (acquired on April 5, 2024), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Woodlake Plaza (sold on June 27, 2025), 1730 S Val Vista (acquired on July 11, 2025), and Sugar Park Plaza (sold on September 25, 2025).

Operating expenses. The primary components of operating expenses for the nine months ended September 30, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Operating Expenses	2025	2024	Change	% Change
Same Store
Operating and maintenance (1)	$20,709	$18,813	$1,896	10%
Real estate taxes	12,418	12,102	316	3%
Same Store total	33,127	30,915	2,212	7%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	1,422	1,854	(432)	(23)%
Real estate taxes (2)	1,130	886	244	28%
Non-Same Store and affiliated company rents total	2,552	2,740	(188)	(7)%
Depreciation and amortization (2)	26,172	26,242	(70)	0%
General and administrative (3)	15,683	17,610	(1,927)	(11)%
Total operating expenses	$77,534	$77,507	$27	0%

(1)

The operating and maintenance expense increase is attributable to increased repairs of $1,039,000, increased utilities of $259,000, increased contract services of $447,000, and increased other costs of $151,000.

(2)

Non-Same Store rental expense includes Garden Oaks (acquired on February 20, 2024), Scottsdale Commons (acquired on April 5, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Mercado (sold on March 27, 2024), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024) and Woodlake Plaza (sold on June 27, 2025), 1730 S Val Vista (acquired on July 11, 2025), and Sugar Park Plaza (sold on September 25, 2025).

(3)

The general and administrative expense decrease is attributable to decreased proxy fees of $1,405,000 and decreased legal fees of $1,321,000, offset by increased share-based compensation of $483,000, and increased other expenses of $316,000.

Other expenses (income). The primary components of other expenses (income) for the nine months ended September 30, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Nine Months Ended September 30,
Other Expenses	2025	2024	Change	% Change

Interest expense (1)	$25,046	$25,813	$(767)	(3)%
Loss on extinguishment of debt	797	—	797	N/A
Gain on sale of properties, net (2)	(14,174)	(10,212)	(3,962)	39%
Loss on disposal of assets, net	97	183	(86)	(47)%
Interest, dividend and other investment income	(140)	(15)	(125)	833%
Total other expenses	$11,626	$15,769	$(4,143)	(26)%

(1)	The $767,000 decrease in interest expense is primarily attributable to a decrease in our effective interest rate to 4.98% for the nine months ended September 30, 2025, compared to 5.16% for the nine months ended September 30, 2024, resulting in an $838,000 decrease in interest expense. This decrease was offset by an increase in our average outstanding notes payable balance by $991,000, which resulted in a $71,000 increase in interest expense.

(2)

On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for $26.5 million. We recorded a gain on sale of $6.6 million. On August 9, 2024, we completed the sale of Fountain Hills Plaza along with the adjacent parcel of development land, located in Phoenix, Arizona, for $21.3 million. We recorded a gain on sale of $3.6 million. On November 6, 2024, we completed the sale of Providence, located in Houston, Texas, for $16.3 million. We recorded a gain on sale of $11.9 million. On June 27, 2025, we completed the sale of Woodlake Plaza, located in Houston, Texas, for $4.5 million. We recorded a gain on sale of $0.2 million. On September 25, 2025, we completed the sale of Sugar Park Plaza, located in Houston, Texas, for $20.8 million. We recorded a gain on sale of $14.0 million.

Deficit in earnings of real estate partnership. As of September 30, 2025, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, we exercised our notice of redemption for substantially all of our investment in Pillarstone OP. For the nine months ended September 30, 2024 our estimated deficit in earnings from the real estate partnership was $28,000. Please refer to Note 6 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Nine Months Ended September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Same Store (45 properties, excluding development land)
Property revenues
Rental	$108,148	$104,030	$4,118	4%
Management, transaction and other fees	1,007	853	154	18%
Total property revenues	109,155	104,883	4,272	4%

Property expenses
Property operation and maintenance	20,709	18,813	1,896	10%
Real estate taxes	12,418	12,102	316	3%
Total property expenses	33,127	30,915	2,212	7%

Total property revenues less total property expenses	76,028	73,968	2,060	3%

Same Store straight-line rent adjustments	(1,958)	(2,613)	655	(25)%
Same Store amortization of above/below market rents	(355)	(629)	274	(44)%
Same Store lease termination fees	(506)	(298)	(208)	70%

Same Store NOI(1)	$73,209	$70,428	$2,781	3.9%

(1)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Reconciliation of Non-GAAP Financial Measures—Property Net Income (“NOI”)” below.

	Nine Months Ended September 30,
PROPERTY NET OPERATING INCOME (“NOI”)	2025	2024
Net income attributable to Whitestone REIT	$27,088	$19,556
General and administrative expenses	15,683	17,610
Depreciation and amortization	26,172	26,242
Deficit in earnings of real estate partnership (1)	—	28
Interest expense	25,046	25,813
Loss on extinguishment of debt	797	—
Interest, dividend and other investment income	(140)	(15)
Provision for income taxes	352	327
Gain on sale of properties	(14,174)	(10,212)
Loss on disposal of assets	97	183
NOI of real estate partnership (pro rata) (1)	—	183
Net income attributable to noncontrolling interests	343	257
NOI	$81,264	$79,972
Non-Same Store NOI (2)	(5,236)	(5,821)
NOI of real estate partnership (pro rata)(1)	—	(183)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	76,028	73,968
Same Store straight-line rent adjustments	(1,958)	(2,613)
Same Store amortization of above/below market rents	(355)	(629)
Same Store lease termination fees	(506)	(298)
Same Store NOI (3)	$73,209	$70,428

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the nine months ended September 30, 2024 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, Non-Same Store includes properties acquired between January 1, 2024 and September 30, 2025 and properties sold between January 1, 2024 and September 30, 2025, but not included in discontinued operations.

(3)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, Same Store includes properties owned before January 1, 2024 and not sold before September 30, 2025. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Core Funds from Operations (“Core FFO”) is a non-GAAP measure. We define Core FFO as FFO excluding proxy contest and extinguishment of debt costs.

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

Below are the calculations of FFO and Core FFO, along with the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO (NAREIT) AND CORE FFO	2025	2024	2025	2024
Net income attributable to Whitestone REIT	$18,333	$7,624	$27,088	$19,556
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	8,313	8,904	26,122	26,169
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	—	—	—	111
(Gain) loss on disposal of assets	(56)	111	97	183
Gain on sale of properties	(13,967)	(3,762)	(14,174)	(10,212)
Net income attributable to noncontrolling interests	232	99	343	257
FFO (NAREIT)	$12,855	$12,976	$39,476	$36,064
Adjustments to reconcile to Core FFO:
Proxy contest costs	—	—	—	1,757
Extinguishment of debt costs	797	—	797	—
Core FFO	$13,652	$12,976	$40,273	$37,821

(1)	Includes pro-rata share attributable to real estate partnership through January 25, 2024, the redemption date.

(2)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the nine months ended September 30, 2024 have not been made available to us, we have estimated depreciation and amortization of real estate assets based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 to the accompanying consolidated financial statements for the full disclosure.

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

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PROPERTY NET OPERATING INCOME	2025	2024	2025	2024
Net income attributable to Whitestone REIT	$18,333	$7,624	$27,088	$19,556
General and administrative expenses	5,319	4,878	15,683	17,610
Depreciation and amortization	8,331	8,921	26,172	26,242
Deficit in earnings of real estate partnership	—	—	—	28
Interest expense	8,658	8,506	25,046	25,813
Loss on extinguishment of debt	797	—	797	—
Interest, dividend and other investment income	(5)	(3)	(140)	(15)
Provision for income taxes	131	118	352	327
Gain on sale of properties	(13,967)	(3,762)	(14,174)	(10,212)
(Gain) loss on disposal of assets	(56)	111	97	183
NOI of real estate partnership (pro rata) (1)	—	—	—	183
Net income attributable to noncontrolling interests	232	99	343	257
NOI	$27,773	$26,492	$81,264	$79,972

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the nine months ended September 30, 2024 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 6 for the full disclosure.

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

During the nine months ended September 30, 2025, our cash provided by operating activities was $34,907,000 and our total distributions were $20,809,000.  Therefore, we had cash flow from operations in excess of distributions of approximately $14,098,000. We anticipate that cash flows from operating activities and our borrowing capacity under our 2025 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures, acquisitions and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On December 4, 2024, we announced an increase to our quarterly distribution to $0.135 per common share and OP unit, equal to a monthly distribution of $0.045, beginning with the January 2025 distribution. The Board will regularly reassess the dividend in light of economic conditions. As of September 30, 2025, subject to any potential future paydowns in the borrowing base, we have $223.6 million remaining availability under the 2025 Revolver.

Our ability to access the capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us. In light of the dynamics in the capital markets impacted by macroeconomic factors and economic uncertainty, our access to capital may be diminished. Despite these potential challenges, we believe we have sufficient access to capital for the foreseeable future, but we can provide no assurance that such capital will be available to us in the future on attractive terms or at all.

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

On September 16, 2025, we entered into equity distribution agreements (individually, an “Equity Distribution Agreement” and together, the “Equity Distribution Agreements”) with each of BMO Capital Markets Corp., Barclays Capital Inc., BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Citizens JMP Securities, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, Truist Securities, Inc., and UBS Securities LLC (individually, a “Placement Agent” and together, the “Placement Agents”), as agents for the offer and sale of up to an aggregate of $100,000,000 of our common shares of beneficial interest, par value $0.001 per share (the “Shares”), from time to time in “at the market” offerings (the “ATM Program”). We did not sell any shares under the ATM Program during the three months ended September 30, 2025

On May 12, 2022, we filed a Form S-3 (File No. 333-264881), which was subsequently declared effective by the SEC on May 20, 2022 (the “2022 Registration Statement”), pursuant to which we could issue and sell up to $500 million in securities, including common shares, preferred shares, debt securities, depositary shares and subscription rights. The 2022 Registration Statement, which registered the 2022 ATM Program (the “2022 ATM Program”), expired on May 20, 2025. As a result, no further shares of common stock may be sold under the 2022 ATM Program. We did not sell any shares under the 2022 ATM Program during the three and nine months ended September 30, 2025. For both three and nine months ended September 30, 2024, we sold 579,964 common shares under the equity distribution agreements entered into in connection with the 2022 ATM Program, with net proceeds to us of approximately $7.6 million. In connection with such sales, we paid compensation of approximately $116,000 to the sales agents.

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

During the year ended December 31, 2024 , the Company sold Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and were restricted for the acquisition of a replacement property. On December 12, 2024 and May 5, 2025, the escrowed funds held in connection with the Section 1031 like-kind exchange were utilized to acquire Village Shops at Dana Park and San Clemente, respectively, which qualified as replacement properties under the exchange provisions. As of September 30, 2025, we had no restricted cash.

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $6,848,000 as of September 30, 2025, as compared to $15,370,000 on December 31, 2024.  Sources and uses of cash during the nine months ended September 30, 2025 and 2024 were as follows:

Sources of Cash

•	Proceeds from borrowings under unsecured term loan of $375,000,000 for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024;

•	Cash flow from operations of $34,907,000 for the nine months ended September 30, 2025, compared to $40,156,000 for the nine months ended September 30, 2024;

•	Proceeds from sale of property of $24,365,000 for the nine months ended September 30, 2025, compared to $46,444,000 for the nine months ended September 30, 2024; and

•	Receipt of funds from real estate partnership for loan repayment of $13,633,000 for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024

Uses of Cash

•	Repayment of borrowings under unsecured term loan of $285,000,000 for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024;

•	Net proceeds payments of revolving credit facility of $58,909,000 for the nine months ended September 30, 2025, compared to $17,000,000 for the nine months ended September 30, 2024;

•	Acquisition of real estate of $47,744,000 for the nine months ended September 30, 2025, compared to $50,137,000 for the nine months ended September 30, 2024;

•	Payments of notes payable of $17,572,000 for the nine months ended September 30, 2025, compared to $47,950,000 for the nine months ended September 30, 2024;

•	Payment of distributions to common shareholders and OP unit holders of $20,809,000 for the nine months ended September 30, 2025, compared to $18,565,000 for the nine months ended September 30, 2024;

•	Additions to real estate of $17,180,000 for the nine months ended September 30, 2025, compared to $15,485,000 for the nine months ended September 30, 2024;

•	Payment of loan origination costs of $6,915,000 for the nine months ended September 30, 2025, compared to $789,000 for the nine months ended September 30, 2024;

•

Repurchase of common shares from employees to satisfy tax withholding obligations upon vesting of equity awards of $2,268,000 for the nine months ended September 30, 2025, compared to $2,641,000 for the nine months ended September 30, 2024; and

•	Payment of finance lease liability of $30,000 for the nine months ended September 30, 2025, compared to $18,000 for the nine months ended September 30, 2024.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	September 30, 2025	December 31, 2024
Fixed rate notes
$375.0 million, 3.40% plus 1.25% to 1.85% Note, due January 31, 2031 (1)	$375,000	$—
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (2)	—	265,000
$20.0 million, 3.67% plus 1.50% note, due January 31, 2028 (3)	—	20,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	28,571	35,714
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	40,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	—	429
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (4)	—	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
Floating rate notes
Unsecured line of credit, SOFR plus 1.30% to 1.90%, due September 19, 2029	66,091	—
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	—	75,000
Total notes payable principal	646,002	632,483
Less deferred financing costs, net of accumulated amortization	(4,376)	(965)
Total notes payable	$641,626	$631,518

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 3.40% through September 30, 2026, 3.36% from October 1, 2026 through January 31, 2028, and 3.42% beginning February 1, 2028 through January 31, 2031.

(2)

Promissory note included an interest rate swap that fixes the Secured Overnight Financing Rate (“SOFR”) portion of the term loan at an interest rate of 2.16% through October 28, 2022, 2.76% from October 29, 2022 through January 31, 2024, and 3.32% beginning February 1, 2024 through January 31, 2028.

(3)	Series One Incremental Term Loan included an interest rate swap that fixed the term loan rate at 5.165% through January 31, 2028.
(4)	A portion of the unsecured line of credit included an interest rate swap to fix the SOFR portion of the loan at 3.71%.

Scheduled maturities of our outstanding debt as of September 30, 2025 were as follows (in thousands):

Year	Amount Due
2025 (remaining)	$—
2026	17,143
2027	97,414
2028	17,823
2029	17,867
Thereafter	495,755
Total	$646,002

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

On September 19, 2025, we, through our Operating Partnership, entered into an unsecured credit facility (the “2025 Facility”) pursuant to that certain Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), by and among the Operating Partnership, the Guarantors from time to time parties thereto, the several financial institutions from time to time party thereto and Bank of Montreal, as administrative agent (the “Administrative Agent”). The A&R Credit Agreement amends and restates that certain Third Amended and Restated Credit Agreement, dated September 16, 2022 with the Administrative Agent, and the other agents and lenders named therein (as amended, restated, supplemented or otherwise modified prior to September 19, 2025, the “Prior Credit Agreement”).

The 2025 Facility is comprised of the following two tranches of indebtedness:

•	$375.0 million unsecured revolving credit facility with a maturity date of September 19, 2029, with two six-month options to extend the maturity date to September 19, 2030 (the “Revolver”); and

•	$375.0 million unsecured term loan with a maturity date of January 31, 2031 (the “Term Loan”)

Borrowings under the 2025 Facility accrue interest (at the Operating Partnership’s option) at a Base Rate or Term SOFR plus an applicable margin based upon the Company’s then existing leverage. Based on the Company’s current leverage ratio, the Revolver has an initial interest rate of Term SOFR plus 1.40%. In addition, the Company entered into interest rate swaps to fix the Term SOFR rates on the Term Loan. The Term Loan has the following interest rates:

As of September 30, 2025, the interest rate on the Revolver was 5.72%. The Term Loan with the swaps has the following interest rates:

•	3.40% (Term SOFR) plus 1.35% (current applicable margin) through September 30, 2026;

•	3.36% (Term SOFR) plus 1.35% (current applicable margin) from October 1, 2026 through January 31, 2028; and

•	3.42% (Term SOFR) plus 1.35% (current applicable margin) from February 1, 2028 through January 31, 2031.

Base Rate means, for any day, the highest of: (a) the Administrative Agent’s prime commercial rate, (b) the sum of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York for such day, plus (ii) 0.50%, or (c) the sum of (i) Term SOFR for a one-month tenor in effect on such day plus (ii) 1.10%. Term SOFR means, for any such day, the SOFR-based term rate for the day two (2) business days prior.

The A&R Credit Agreement contains substantially similar terms to the Prior Credit Agreement. Other material terms, including financial covenants, were not changed by the A&R Credit Agreement, except as follows:

•	a 10 basis point credit spread adjustment previously applied to SOFR-based loans was eliminated;
•	the maturity date for both the Revolver and the Term Loan were extended to the maturity dates described above;
•	the interest rates were adjusted as described above; and
•	the unused fee applicable to the Revolver was reduced by 5 basis points in instances where the average daily unused commitments are less than 50% of the total revolving commitments

At closing, the Company used (i) approximately $83.2 million of proceeds from the Term Loan to repay amounts outstanding under its previous unsecured revolving credit facility, (ii) $285 million of proceeds from the Term Loan to refinance in full the Company’s Term Loan and (iii) approximately $6.8 million from the Term Loan towards fees and expenses related to the A&R Credit Agreement.

As of September 30, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $223.6 million remaining availability under the Revolver. As of September 30, 2025, $441.1 million was drawn on the 2025 Facility and our unused borrowing capacity was $308.9 million, assuming that we use the proceeds of the 2025 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

We, each direct and indirect material subsidiary of the Operating Partnership and any other subsidiary of the Operating Partnership that is a guarantor under any unsecured ratable debt will serve as a guarantor for funds borrowed by the Operating Partnership under the 2025 Facility. The 2025 Facility contains customary terms and conditions, including, without limitation, customary representations and warranties and affirmative and negative covenants including, without limitation, information reporting requirements, limitations on investments, acquisitions, loans and advances, mergers, consolidations and sales, incurrence of liens, dividends and restricted payments. In addition, the 2025 Facility contains certain financial covenants including the following:

•	maximum total indebtedness to total asset value ratio of 0.60 to 1.00;

•	maximum secured debt to total asset value ratio of 0.40 to 1.00;

•	minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges ratio of 1.50 to 1.00;

•	maximum secured recourse debt to total asset value ratio of 0.15 to 1.00;

•	maintenance of a minimum tangible net worth (adjusted for accumulated depreciation and amortization) of $527 million plus 75% of the net proceeds from additional equity offerings (as defined therein);

•	minimum adjusted property net operating income to implied unencumbered debt service of 1.50 to 1.00; and

•	maximum unsecured indebtedness to unencumbered asset pool value of 0.60 to 1.00.

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

As of September 30, 2025, our $136.34 million in secured debt was collateralized by four properties with a carrying value of $220.9 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of September 30, 2025, we were in compliance with all loan covenants.

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

The following is a summary of our capital expenditures for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Tenant improvements and allowances	$3,104	$2,838	$7,408	$9,112
Developments / redevelopments	2,314	641	5,747	2,850
Leasing commissions and costs	1,050	662	2,312	2,142
Maintenance capital expenditures	3,319	3,268	6,462	4,962
Total capital expenditures (1)	$9,787	$7,409	$21,929	$19,066

(1)	Total capital expenditures include the non cash accrued capital expenditures line item as reported in the consolidated statements of cash flows.

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

During the nine months ended September 30, 2025, we paid distributions to our common shareholders and OP unit holders of $20.8 million, compared to $18.6 million in the nine months ended September 30, 2024.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2024 and the nine months ended September 30, 2025 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2025
Third Quarter	$0.1350	$6,858	$0.1350	$87	$6,945
Second Quarter	0.1350	6,845	0.1350	87	6,932
First Quarter	0.1350	6,845	0.1350	87	6,932
Total	$0.4050	$20,548	$0.4050	$261	$20,809

2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

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

Fixed Interest Rate

As of September 30, 2025, $579.9 million, or approximately 90% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of September 30, 2025 of approximately 4.80% per annum with scheduled maturities ranging from 2027 to 2031. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $17.9 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of September 30, 2025, $66.1 million, or approximately 10% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.30% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.7 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, except to the extent additional factual information disclosed elsewhere in this Report relates to such risk factors (including, without limitation, the recent expansion of our unsecured credit facility or other matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act.

(b)	Not applicable.

(c)

During the three months ended September 30, 2025, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	N/A	N/A
August 1, 2025 - August 31, 2025	—	—	N/A	N/A
September 1, 2025 - September 30, 2025	—	—	N/A	N/A
Total	—	$—

(1)

The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended  September 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Fourth Amendment and Restated Credit Agreement and Incremental Term Loan Joinder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 23, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information of the Registrant for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2025 and 2024 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three and nine month periods ended September 30, 2025 and 2024 (unaudited), (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and in Exhibit 101.

________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	October 31, 2025	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2025	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)