Form 10-K
period 2025-12-31
Whitestone REIT
filed 2026-03-06
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $556,553,575.

As of March 3, 2026, the registrant had 51,391,734 common shares of beneficial interest, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: We incorporate by reference in Part III of this Annual Report on Form 10-K portions of our definitive proxy statement for our 2026 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025.

WHITESTONE REIT

FORM 10-K

Year Ended December 31, 2025

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
•

adverse economic or real estate developments or conditions in Texas or Arizona, Houston, Dallas, and Phoenix in particular, including the potential impact of inflation or public health emergencies on our tenants’ ability to pay their rent, which could result in bad debt allowances or straight-line rent reserve adjustments;

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

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	geopolitical instability, such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip and unrest in the Middle East;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all; and
•	disruptions to our business and financial results as a result of shareholder activism efforts or unsolicited offers from third-parties.

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

We are internally managed and, as of December 31, 2025, we wholly-owned a real estate portfolio of 56 properties that meet our Community Centered Property® strategy containing approximately 4.9 million square feet of gross leasable area (“GLA”), located in Texas and Arizona.  Our consolidated property portfolio has a gross book value of approximately $1.4 billion and book equity, including noncontrolling interests, of approximately $464 million as of December 31, 2025.

On January 25, 2024,  we exercised our notice of redemption for substantially all of our investment in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”).  On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) filed Chapter 11 bankruptcy for itself and Pillarstone OP. We subsequently filed a claim for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. After Pillarstone REIT has paid its portion of funds, the settlement agreement directs Pillarstone OP to distribute to us any remaining funds and any excess amounts in Pillarstone OP’s $2.5 million dollar in reserves for claims, taxes and administrative expenses. We expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026. In this Annual Report on Form 10-K, unless otherwise indicated, we do not include the group of the real estate properties Whitestone REIT contributed to Pillarstone OP and Pillarstone Capital REIT under a Contribution Agreement (the "Pillarstone Properties", please refer to Note 4 for the full definition.) when we refer to our properties as we no longer hold a majority interest in Pillarstone OP.

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

◦

Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Austin, Dallas, Houston, Phoenix and San Antonio.

◦

Diversifying Geographically. Our current portfolio is concentrated in Houston, Dallas and Phoenix. As of December 31, 2025, we wholly-owned 10 properties in Houston, 11 properties in Dallas, three properties in San Antonio, seven properties in Austin and 25 properties in the Scottsdale and Phoenix, Arizona metropolitan areas.

We believe that continued geographic diversification in markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to continue to focus our expansion efforts on the Austin, Dallas, Houston, Phoenix and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets. We may also pursue opportunities in other regions that are consistent with our Community Centered Property® strategy. Markets in which we have developed some knowledge and contacts include Orlando, Florida and Denver, Colorado, both of which have economic, demographic and cultural profiles similar to our Arizona and Texas markets.

◦

Capitalizing on Availability of Reasonably Priced Acquisition Opportunities. We believe that currently and during the next several years there will continue to be opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire assets in off-market transactions negotiated directly with owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. We believe many of these assets may benefit from our Community Centered Property® strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

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

•

Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we own (“non-core properties”) may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

•

Prudent Management of Capital Structure. Of our 56 properties, we currently have 51 properties that are unencumbered. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of debt, net of cash, to undepreciated book value of real estate assets, including our proportional share of real estate from our unconsolidated real estate partnership, that is at or less than 60%. As of December 31, 2025, our ratio of debt, net of cash, to undepreciated book value of real estate assets was 47%.

•

Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display, at all times, a high degree of character and competence. We provide them with equity incentives to align their interests with those of our shareholders.

Our Structure

Substantially all of our business is conducted through Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership organized in 1998 (the “Operating Partnership”).  We are the sole general partner of the Operating Partnership.  As of December 31, 2025, we owned a 98.8% interest in the Operating Partnership.

As of December 31, 2025, we wholly-owned a real estate portfolio consisting of 56 properties located in two states.  The aggregate occupancy rate of our portfolio was 95% based on GLA as of December 31, 2025.

We are hands-on owners who directly manage the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under varying term leases.  For the year ended December 31, 2025, our total revenues were approximately $161 million.

As of December 31, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026. Please refer to Note 4 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information on our accounting treatment of our former investment in Pillarstone OP.

Our largest property, BLVD Place (“BLVD”), a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 9.7% of our total revenues for the year ended December 31, 2025. BLVD also accounted for 14.6% of our consolidated real estate assets, net of accumulated depreciation, as of the year ended December 31, 2025.

Competition

All of our properties are located in areas that include competing properties.  The amount of competition in a particular area could impact our ability to acquire additional real estate, sell current real estate, lease space and could also affect the amount of rent we are able to charge.  We may be competing with owners, developers and operators, including, but not limited to, real estate investors, other REITs, insurance companies and pension funds.

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

Many of our competitors have greater financial and other resources than us and also may have more operating experience. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of our properties. There is, however, no dominant competitor in the Austin, Dallas, Houston, Phoenix and San Antonio metropolitan areas. Our retail tenants also face increasing competition from outlet malls, internet retailers, catalog companies, direct mail and telemarketing.

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

Under the Americans with Disabilities Act (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Our properties must comply with the ADA to the extent that they are considered “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. In addition, we will continue to assess our compliance with the ADA and to make alterations to our properties as required.

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

As of December 31, 2025, we had 72 employees.

Inclusion: We strive to create a culture of inclusivity and think of our shareholders, our tenants, and our communities as one. Every year, we hold training for management and associates to reiterate the importance within our organization and to ensure that all associates practice this approach both internally and externally. We do not tolerate disrespectful or inappropriate behavior, unfair treatment, retaliation or harassment of any kind. In addition, pursuant to our bylaws, we seek to nominate trustees to the Board that represent a diversity of experience, gender, race, ethnicity and age. Though we have no formal policy, any individual who does not satisfy the qualifications above is not eligible for nomination or election as a trustee. This commitment to inclusion applies across the Company.

Employee Retention and Training: We conduct individual annual employee reviews that focus on goal setting as well as informal sessions with associates and executive team members. We created the Real Estate Executive Development program for associates that wish to continue their career and expand their knowledge of Whitestone REIT and real estate. Selected associates are chosen on an annual basis to participate in the program. In addition, for associates that wish to continue their education, whether it be receiving a Bachelors, MBA, or specialized certification, we will help to reimburse a portion of the fees for the program in accordance with Company policy. We also conduct a variety of trainings on an annual basis from the Occupational Safety and Health Administration and Safety Regulations to Anti-Harassment Training to ensure we are up-to-date on the most recent standards and regulations.

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

Environmental, Sustainability and Governance

We believe that managing our environmental, sustainability and governance (“ESG”) responsibilities is critical to creating and sustaining long-term value for our stakeholders. As part of our ESG initiatives, we have established an ESG Steering Committee, adopted a Sustainability Statement along with certain Environmental Policies, and prepared our 2024 Corporate Sustainability Report. Our ESG efforts are supported by our ESG Steering Committee which helps us by setting our general ESG strategies, developing and implementing initiatives and policies, and monitoring and assessing developments related to improving our understanding of ESG matters.

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

Inflationary pricing may also increase costs associated with real estate acquisitions and construction necessary to complete our development and redevelopment projects. These higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, adversely affecting our financial condition, results of operations, and cash flows over time.

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

The majority of our assets and revenues are currently derived from properties located in the Houston, Dallas, and Phoenix metropolitan areas. As of December 31, 2025, 19%, 21%, and 45% of our GLA was located in Houston, Dallas, and Phoenix, respectively. Our results of operations are directly affected by our ability to attract financially sound commercial tenants. A significant economic downturn in the Houston, Dallas, or Phoenix metropolitan area may adversely impact our ability to locate and retain financially sound tenants, could have an adverse impact on our existing tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the geographic concentration among our current assets, if the Houston, Dallas, or Phoenix metropolitan area were to experience an economic downturn, our operations and ability to make distributions to our shareholders could be adversely impacted.

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

Future pandemics, epidemics or health crises may intensify other risks outlined herein, potentially leading to adverse effects on our business, financial position, operational results, cash flows, and market value. These events may affect our business in the following manners:

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

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline. The extent to which a future pandemic, or epidemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Our Community Centered Property® business model produces shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases. As of December 31, 2025, approximately 29% of the aggregate GLA of our properties is subject to leases that expire prior to December 31, 2027. We are subject to the risk that:

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. As of December 31, 2025, we had fixed rate hedges on $375 million of our variable rate unsecured credit facility. We may enter into additional interest rate swap agreements for our variable rate debt not currently subject to hedges, which totaled $51.8 million as of December 31, 2025. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.

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

As of December 31, 2025, we had outstanding indebtedness, net of cash, of $644.5 million, including, through our Operating Partnership, $68.6 million aggregate principal amount of the Notes (as defined below) and $426.8 million drawn on the 2025 Facility (as defined below). As of December 31, 2025, our unused borrowing capacity under our 2025 Facility was $323.2 million. Obligations under the Notes and the 2025 Facility are guaranteed by the Company and certain subsidiary guarantors. Our current debt agreements, including the agreements governing the Notes and the 2025 Facility, contain, and any future debt agreements may contain, a number of restrictive and financial covenants that impose significant operating and financial constraints on us. Such restrictive covenants may significantly limit our ability to:

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

We may also incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2025, we had approximately $154 million of mortgage debt secured by five of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to shareholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

We are currently subject to the control share acquisition statute, although our board of trustees may amend our Amended and Restated Bylaws (our "Bylaws"), without shareholder approval, to exempt any acquisition of our shares from the statute. Our board of trustees has adopted a resolution exempting any business combination with any person from the business combination statute. The business combination statute (if our board of trustees revokes the foregoing exemption) and the control share acquisition statute could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our shareholders’ best interest.

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

Additionally, U.S. relations with the rest of the world remain uncertain with respect to taxes, international trade policies and tariffs, especially as the political landscape changes due to the recent U.S. administrative policies. For example, in early 2025, the current U.S presidential administration ("the administration") imposed and threatened additional tariffs on imports from various countries. In response, some of these countries imposed and threatened additional tariffs on imports from the U.S. How long current tariffs will remain in place, and whether the administration will enact the threatened tariffs or impose entirely new ones is uncertain. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could increase the cost of our development and redevelopment activities, as well as result in inflationary pressure, any of which could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows.

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

As of December 31, 2025, we have not detected any cybersecurity threats, including prior incidents, that have materially impacted the Company, our business strategy, our financial results, or our financial health. For an examination of cybersecurity threats that could potentially have a material impact on us, please refer to our Risk Factors discussion in the section titled “We face risks relating to Cybersecurity attacks, loss of confidential information and other business disruptions” in this Form 10-K.

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

Item 2.  Properties.

General

As of December 31, 2025, we wholly-owned 56 commercial properties, including 10 properties in Houston, 11 properties in Dallas, three properties in San Antonio, seven properties in Austin, and 25 properties in the Scottsdale and Phoenix, Arizona metropolitan areas.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties®. We also believe daily sales of basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 2.1% of our total revenues for the year ended December 31, 2025.

Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. The following table summarizes certain information relating to our properties as of December 31, 2025:

Average
		Average	Annualized Base	Annualized Base
		Occupancy as of	Rental Revenue	Rental Revenue
Commercial Properties	GLA	12/31/2025	(in thousands) (1)	Per Sq. Ft. (2)
Whitestone	4,857,508	95%	$116,640	$25.28

(1)

Calculated as the tenant’s actual December 31, 2025 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2025. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with Generally Accepted Accounting Principles (“GAAP”), historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2025 equaled approximately $438,000 for the month ended December 31, 2025.

(2)	Calculated as annualized base rent divided by GLA leased as of December 31, 2025. Excludes vacant space as of December 31, 2025.

Our largest property, BLVD Place, a retail community purchased on May 26, 2017 and located in Houston, Texas, accounted for 9.7% of our total revenues for the year ended December 31, 2025. BLVD also accounted for 14.6% of our real estate assets, net of accumulated depreciation, for the year ended December 31, 2025.

As of December 31, 2025, approximately $154.0 million of our total debt of $649.4 million was secured by five of our properties with a combined net book value of $254.4 million.

Location of Properties

Of our 56 wholly-owned properties, 11 are located in the greater Dallas metropolitan statistical area. These properties represent 19% of our revenue for the year ended December 31, 2025. 10 are located in the greater Houston metropolitan statistical area. These properties represent 24% of our revenue for the year ended December 31, 2025. An additional 25 of our wholly-owned properties are located in the greater Phoenix metropolitan statistical area and represent 43% of our revenue for the year ended December 31, 2025.

According to the preliminary report from the United States Census Bureau, Dallas, Houston and Phoenix ranked forth, fifth and eleventh, respectively, in the largest United States metropolitan statistical areas as of December 31, 2025. The following table sets forth information about the unemployment rate in Dallas, Houston, Phoenix and nationally during the last six months of 2025.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	4.3%	4.3%	N/A	4.4%	4.5%	4.4%
Dallas (2)	4.0%	4.4%	4.2%	N/A	4.0%	3.7%	(P)
Houston (2)	4.5%	5.0%	4.8%	N/A	4.5%	4.2%	(P)
Phoenix (2)	4.1%	4.2%	4.1%	N/A	3.8%	3.5%	(P)

(1)	Seasonally adjusted.
(2)	Not seasonally adjusted.
(P)	Represents preliminary estimates.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2025.

Whitestone REIT and Subsidiaries
Property Details
As of December 31, 2025

		Year Built/	Gross Leasable	Percent Occupied at	Annualized Base Rental Revenue	Average Base Rental Revenue Per	Average Net Effective Annual Base Rent Per Leased
Community Name	Location	Renovated	Square Feet	12/31/2025	(in thousands) (1)	Sq. Ft. (2)	Sq. Ft.(3)
Whitestone Properties:
Ahwatukee Plaza	Phoenix	1979	72,650	87%	898	$14.21	$13.73
Anderson Arbor	Austin	2001	89,746	91%	2,146	26.28	26.89
Anthem Marketplace	Phoenix	2000	113,293	99%	1,981	17.66	18.09
Anthem Marketplace Phase II	Phoenix	2019	6,853	100%	244	35.60	33.85
Arcadia Towne Center	Phoenix	1966	69,503	100%	1,796	25.84	26.89
Ashford Village	Houston	1979	81,519	100%	1,416	17.37	18.51
BLVD Place	Houston	2014	216,944	99%	9,561	44.52	44.17
The Citadel	Phoenix	2013	28,547	57%	391	24.03	26.06
City View Village	San Antonio	2005	17,870	90%	581	36.13	35.94
Dana Park Pad	Phoenix	2002	12,000	100%	342	28.50	29.25
Davenport Village	Austin	1999	128,934	97%	3,870	30.94	36.00
Eldorado Plaza	Dallas	2004	219,287	97%	3,357	15.78	15.62
Fountain Square	Phoenix	1986	118,209	92%	2,097	19.28	19.02
Fulton Ranch Towne Center	Phoenix	2005	120,575	93%	2,335	20.82	20.86
Garden Oaks Shopping Center	Houston	1954	106,858	96%	1,815	17.69	18.20
Gilbert Tuscany Village	Phoenix	2009	49,415	90%	1,044	23.47	22.87
Heritage	Dallas	2006	70,431	96%	1,965	29.06	32.11
HQ Village	Dallas	2009	89,134	95%	2,876	33.96	33.37
Keller Place	Dallas	2001	93,541	97%	1,200	13.23	13.47
La Mirada	Phoenix	1997	147,209	100%	4,133	28.08	29.89
Lake Woodlands Crossing	Houston	2018	60,246	100%	2,147	35.64	35.85
Lakeside Market	Dallas	2000	164,899	93%	4,724	30.80	31.61
Las Colinas	Dallas	2000	104,919	96%	3,232	32.09	31.46
Lion Square	Houston	1980	117,592	96%	2,198	19.47	19.05
The MarketPlace at Central	Phoenix	2012	111,130	99%	1,281	11.64	11.56
Market Street at DC Ranch	Phoenix	2003	244,888	95%	7,114	30.58	31.92
Paradise Plaza	Phoenix	1983	125,898	94%	2,017	17.04	17.21
Parkside Village North	Austin	2005	27,045	100%	981	36.27	36.01
Parkside Village South	Austin	2012	90,101	100%	2,793	31.00	30.60
Pinnacle of Scottsdale	Phoenix	1991	113,108	100%	2,969	26.25	26.40
Pinnacle Phase II	Phoenix	2017	27,063	100%	929	34.33	31.33
The Promenade at Fulton Ranch	Phoenix	2007	98,792	99%	1,713	17.51	18.89
Quinlan Crossing	Austin	2012	109,892	97%	2,870	26.92	26.40
Scottsdale Commons	Phoenix	1980	65,282	100%	1,792	27.45	27.99
Seville	Phoenix	1990	90,042	93%	3,320	39.65	39.31
Shaver	Houston	1978	21,926	100%	404	18.43	18.15
Shops at Pecos Ranch	Phoenix	2009	78,767	98%	2,184	28.29	27.62
Shops at Starwood	Dallas	2006	55,385	94%	1,918	36.84	36.80
The Shops at Williams Trace	Houston	1985	132,991	95%	2,409	19.07	18.76
Starwood Phase II	Dallas	2016	35,351	100%	1,422	40.23	37.82
The Strand at Huebner Oaks	San Antonio	2000	73,920	100%	2,125	28.75	29.82
San Clemente	Austin	2003	31,832	67%	661	30.99	32.68
South Hulen Shopping Center	Dallas	2004	86,907	99%	2,418	28.10	27.16
Sunset at Pinnacle Peak	Phoenix	2000	41,530	98%	1,074	26.39	28.65
Terravita Marketplace	Phoenix	1997	102,733	100%	2,048	19.94	20.56
Town Park	Houston	1978	43,526	93%	1,092	26.98	26.80
Village Shops at Dana Park	Phoenix	2002	10,128	100%	362	35.74	36.83
Village Square at Dana Park (5)	Phoenix	2009	323,026	84%	7,322	26.98	28.11

Whitestone REIT and Subsidiaries

Property Details

As of December 31, 2025

		Year Built/	Gross Leasable	Percent Occupied at	Annualized Base Rental Revenue	Average Base Rental Revenue Per	Average Net Effective Annual Base Rent Per Leased
Community Name	Location	Renovated	Square Feet	12/31/2025	(in thousands) (1)	Sq. Ft. (2)	Sq. Ft.(3)
Williams Trace Plaza	Houston	1983	129,222	96%	2,769	22.32	22.20
Windsor Park	San Antonio	2012	196,458	85%	2,188	13.10	13.49
World Cup Plaza	Dallas	2007	90,391	87%	2,116	26.91	28.83

Total/Weighted Average - Whitestone Properties			4,857,508	95%	116,640	25.28	25.73

Land Held for Development:
Anderson Arbor PAD	Austin	N/A	—	—%	—	—	—
BLVD Phase II-B	Houston	N/A	—	—%	—	—	—
Dana Park Development	Phoenix	N/A	—	—%	—	—	—
Eldorado Plaza Development	Dallas	N/A	—	—%	—	—	—
Market Street at DC Ranch	Phoenix	N/A	—	—%	—	—	—
Total/Weighted Average - Land Held For Development (4)			—	—%	—	—	—

Grand Total/Weighted Average - Whitestone Properties			4,857,508	95%	$116,640	$25.28	$25.73

(1)

Calculated as the tenant’s actual December 31, 2025 base rent (defined as cash base rents including abatements) multiplied by 12. Excludes vacant space as of December 31, 2025. Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts. Total abatements for leases in effect as of December 31, 2025 equaled approximately $438,000 for the month ended December 31, 2025.

(2)	Calculated as annualized base rent divided by gross leasable area leased as of December 31, 2025. Excludes vacant space as of December 31, 2025.

(3)

Represents (i) the contractual base rent for leases in place as of December 31, 2025, adjusted to a straight-line basis to reflect changes in rental rates throughout the lease term and amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) square footage under commenced leases of December 31, 2025.

(4)	As of December 31, 2025, these parcels of land were held for development and, therefore, had no gross leasable area.

(5)	Includes land parcel subject to ground lease.

Significant Tenants

The following table sets forth information about our 15 largest tenants as of December 31, 2025, based upon consolidated annualized rental revenues at December 31, 2025.

		Annualized Rental	Percentage of Total
		Revenue	Annualized Base Rental
Tenant Name	Location	(in thousands)	Revenues (1)	Initial Lease Date	Year Expiring

Whole Foods Market	Houston	$2,471	2.1%	9/3/2014	2035
Albertsons Companies, Inc. (2)	Austin and Phoenix	2,347	2.0%	5/8/1991, 4/1/2014, 4/1/2014, 7/1/2000 and 10/19/2016	2029, 2030, 2030, 2031, 2034 and 2037
Frost Bank	Houston	1,977	1.7%	7/1/2014	2029
Fitness Alliance, LLC (3)	Houston and San Antonio	1,800	1.5%	11/29/2022 and 12/04/2024	2039 and 2041
Newmark Real Estate of Houston LLC	Houston	1,364	1.2%	10/1/2015	2026
Walgreens & Co. (4)	Houston and Phoenix	767	0.7%	11/14/1982, 8/24/1996 and 11/3/1996	2027, 2056 and 2056
Dollar Tree (5)	Houston and Phoenix	775	0.7%	6/29/2001, 11/8/2009, 8/8/2018, 8/10/1999, 04/05/2024, and 10/31/2025	2026, 2027, 2027, 2028, 2030 and 2035
Soul Concepts, LLC (6)	Phoenix	862	0.7%	10/25/2011, 10/15/2018, 07/13/2020, 10/13/2021, 04/08/2022 and 06/23/2023	2026, 2026, 2029, 2030, 2030 and 2035
Cactus Café Uptown Houston, Inc.	Houston	758	0.6%	12/31/2024	2036
Alamo Drafthouse Cinema	Austin	740	0.6%	2/1/2012	2031
Starbucks Corporation (7)	Austin, Dallas and Phoenix	656	0.6%	8/8/2016, 5/29/2003, 7/1/1997, 7/14/2004, 7/8/1999, 10/15/2001 and 1/14/2024	2027, 2028, 2028, 2029, 2030, 2034, 2036
Barnes & Noble Booksellers, Inc.(8)	Phoenix and Dallas	634	0.5%	3/3/2004 and 5/13/2002	2035 and 2030
Total Wine	Houston	564	0.5%	11/27/2018	2029
Kroger Co.	Dallas	483	0.4%	12/15/2000	2027
Capital Area Multispecialty Providers	Austin	465	0.4%	5/23/2014	2026
		$16,663	14.2%

(1)	Annualized Base Rental Revenues represents the monthly base rent as of December 31, 2025 for each applicable tenant multiplied by 12.

(2)

As of December 31, 2025, we had five leases with the same tenant occupying space at properties located in Phoenix and Austin. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2034, was $1,099,000, which represents approximately 0.9% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 1, 2014, and is scheduled to expire in 2029, was $46,000, which represents less than 0.1% of our annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 8, 1991, and is scheduled to expire in 2031, was $344,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 1, 2000, and is scheduled to expire in 2030, was $388,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 19, 2016, and is scheduled to expire in 2030, was $469,000, which represents approximately 0.4% of our total annualized base rental revenue.

(3)

As of December 31, 2025, we had two leases with the same tenant occupying space at properties located in Houston and San Antonio. The annualized rental revenue for the lease that commenced on November 29, 2022, and is scheduled to expire in 2039, was $971,000, which represents approximately 0.8% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on December 4, 2024, and is scheduled to expire in 2041, was $828,000, which represents approximately 0.7% of our total annualized base rental revenue

(4)

As of December 31, 2025, we had three leases with the same tenant occupying space at properties located in Phoenix and Houston. The annualized rental revenue for the lease that commenced on November 3, 1996, and is scheduled to expire in 2056, was $279,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 14, 1982, and is scheduled to expire in 2027, was $190,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 24, 1996, and is scheduled to expire in 2056, was $298,000, which represents approximately 0.3% of our total annualized rental revenue.

(5)

As of December 31, 2025, we had six leases with the same tenant occupying space at properties in Houston and Phoenix. The annualized rental revenue for the lease that commenced on August 10, 1999, and is scheduled to expire in 2030, was $94,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 29, 2001, and is scheduled to expire in 2026, was $181,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on November 8, 2009, and is scheduled to expire in 2027, was $156,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 8, 2018, and is scheduled to expire in 2028, was $115,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 5, 2024, and is scheduled to expire in 2035, was $139,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 31, 2025, and is scheduled to expire in 2027, was $91,000, which represents approximately 0.1% of our total annualized base rental revenue.

(6)

As of December 31, 2025, we had six leases with the same tenant occupying space at properties located in Phoenix. The annualized rental revenue for the lease that commenced on October 25, 2011, and is scheduled to expire in 2030, was $170,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 15, 2018, and is scheduled to expire in 2030, was $135,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 13, 2020, and is scheduled to expire in 2026, was $156,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 13, 2021, and is scheduled to expire in 2035, was $329,000, which represents approximately 0.3% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on April 8, 2022, and is scheduled to expire in 2029, was $29,000, which represents approximately less than 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on June 23, 2023, and is scheduled to expire in 2026, was $43,000, which represents less than 0.1% of our total annualized base rental revenue.

(7)

As of December 31, 2025, we had seven leases with the same tenant occupying space at properties in Austin, Dallas and Phoenix. The annualized rental revenue for the lease that commenced on July 1, 1997, and is scheduled to expire in 2028, was $59,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 8, 1999, and is scheduled to expire in 2030, was $115,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on October 15, 2001, and is scheduled to expire in 2034, was $135,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 29, 2003, and is scheduled to expire in 2028, was $58,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on July 14, 2004, and is scheduled to expire in 2029, was $61,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on August 8, 2016, and is scheduled to expire in 2027, was $84,000, which represents approximately 0.1% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on January 14, 2024, and is scheduled to expire in 2036, was $144,000, which represents approximately 0.1% of our total annualized base rental revenue.

(8)

As of December, 2025, we had two leases with the same tenant occupying space at properties located in Phoenix and Dallas. The annualized rental revenue for the lease that commenced on March 3, 2004, and is scheduled to expire in 2035, was $261,000, which represents approximately 0.2% of our total annualized base rental revenue. The annualized rental revenue for the lease that commenced on May 13, 2002, and is scheduled to expire in 2030, was $373,000, which represents approximately 0.3% of our total annualized base rental revenue.

Lease Expirations

The following table lists, on an aggregate basis, all of our consolidated scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		GLA		as of December 31, 2025
	Number of	Approximate	Percent of	Amount	Percent of
Year	Leases	Square Feet	Total	(in thousands)	Total
2026	436	666,008	13.7%	$17,138	14.7%
2027	215	730,223	15.0%	17,619	15.1%
2028	195	558,389	11.5%	14,847	12.7%
2029	167	666,202	13.7%	16,739	14.4%
2030	190	656,877	13.5%	16,663	14.3%
2031	82	329,593	6.8%	8,329	7.1%
2032	38	185,245	3.8%	4,911	4.2%
2033	27	127,947	2.6%	3,296	2.8%
2034	32	200,559	4.1%	4,898	4.2%
2035	32	200,889	4.1%	6,152	5.3%
Total	1,414	4,321,932	89%	$110,592	94.8%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Common Shares

Our common shares are traded on the NYSE under the ticker symbol “WSR.” As of March 3, 2026, we had 51,391,734 common shares of beneficial interest outstanding held by a total of 662 shareholders of record.

On March 3, 2026, the closing price of our common shares reported on the NYSE was $15.13 per share.

On December 18, 2025, the Board of Trustees of Whitestone REIT approved a change to the Company’s dividend payment schedule from a monthly dividend to a quarterly dividend. In connection with this change, the Board declared a quarterly cash dividend of $0.1425 per share on the Company’s common shares and $0.1425 per unit on the Company’s operating partnership units for the first quarter of 2026. The declared quarterly dividend represents a 5.6% increase over the Company’s previous quarterly dividend amount. The dividend will be payable on March 30, 2026 to shareholders and unitholders of record as of the close of business on March 16, 2026. Our future payment of distributions, if any, will be at the discretion of our board of trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code, the terms and conditions of our Note Agreement, and other factors that our board of trustees deems relevant. For more discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Distributions."

Equity Compensation Plan Information

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning securities authorized under our equity incentive plan.

Issuer Purchases of Equity Securities

Not Applicable.

Performance Graph

The following graph compares the total shareholder returns of the Company's common shares to the Standard & Poor's 500 Index (“S&P 500 Index”), the Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) Equity REITs Index (“FTSE NAREIT Equity REITs Index”), and to the FTSE NAREIT Equity Shopping Centers Index from December 31, 2020 to December 31, 2025. The graph assumes that the value of the investment in our common shares and in the S&P 500 Index, the FTSE NAREIT Equity REITs Index and the FTSE NAREIT Equity Shopping Centers Index was $100 at December 31, 2020, and all dividends were reinvested. The closing price of our common shares on December 31, 2020 (on which the graph is based) was $7.97. The past shareholder return shown on the following graph is not necessarily indicative of future performance. The performance graph and related information shall not be deemed “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent the Company specifically incorporates it by reference into such filing.

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

As of December 31, 2025, we wholly-owned 56 commercial properties consisting of:

Consolidated Operating Portfolio

•

51 properties that meet our Community Centered Properties® strategy; and containing approximately 4.9 million square feet of GLA and having a total carrying amount (net of accumulated depreciation) of $1.07 Billion; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying amount of $23.6 million.

As of December 31, 2025, we had an aggregate of 1,458 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.1% of our total revenues for the year ended December 31, 2025.  Lease terms for our properties range from less than one year for smaller tenants to more than 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for taxes, insurance and maintenance.  We completed 272 new and renewal leases during 2025, totaling 786,636 square feet and $112.5 million in total lease value.

We had 72 employees as of December 31, 2025.  As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.

Real Estate Partnership

As of December 31, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

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

Rising Interest Rates

As of December 31, 2025, $51.8 million, or approximately 8% of our outstanding debt, was subject to floating interest rates of Secured Overnight Financing Rate (“SOFR”) plus 1.30% to 1.90% not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.5 million, respectively.

Refer to “Item 1A - Risk Factors” in this Annual Report on Form 10-K for additional information.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $161 million for the year ended December 31, 2025 as compared to $154.3 million for the year ended December 31, 2024, an increase of $7 million.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Included in our adjustments to rental revenue for the years ending December 31, 2025 and 2024, were bad debt adjustments of $0.03 million and $0.2 million, respectively, and a straight-line rent reserve adjustments of $0.1 million and $0.05 million, respectively, related to credit loss for the conversion of seven and 11 tenants, respectively, to cash basis revenue as a result of collectability analysis.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2025, approximately 29% of our GLA was subject to leases that expire prior to December 31, 2027.  Over the last three years, we have renewed expiring leases with respect to approximately 75% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we hope to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Property Acquisitions and Dispositions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties® strategy, primarily in and around Phoenix, Dallas, San Antonio and Houston.  We may acquire properties in other high growth metropolitan areas in the future. We have extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe enables us to take advantage of these market opportunities and maintain an active acquisition pipeline. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery and restaurants as well as medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around each property.

Property Acquisitions.

On November 6, 2025, we acquired World Cup Plaza, a property that meets our Community Centered Property® strategy, for $34.1 million in cash and net prorations. World Cup Plaza, a 90,391 square foot property, was 87% leased at the time of purchase and is located in Frisco, Texas. The acquisition was funded with a combination of borrowings under the Company’s revolving credit facility and the assumption of mortgage indebtedness secured by the property.

On October 31, 2025, we acquired Ashford Village, a property that meets our Community Centered Property® strategy, for $21.7 million in cash and net prorations. Ashford Village, a 81,519 square foot property, was 99.6% leased at the time of purchase and is located in Houston, Texas. The funding for this acquisition was provided by our credit facility.

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

Property Dispositions. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property® strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties that we own may not fit our Community Centered Property® strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

On December 4, 2025, we completed the sale of Kempwood Plaza, located in Houston, Texas, for $18.6 million. We recorded a gain on sale of $15.8 million.

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

We have not included 2025, 2024, and 2023 sold properties in discontinued operations as they did not meet the definition of discontinued operations.

Leasing Activity

As of December 31, 2025, we wholly-owned 56 properties with 4,857,508 square feet of GLA, which were approximately 95% occupied. The following is a summary of the Company’s leasing activity for the year ended December 31, 2025:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	170	519,711	4.1	$2.12	$25.72	$23.51	17.7%
New Leases	37	62,183	6.3	35.90	38.24	33.61	26.7%
Total	207	581,894	4.3	$5.73	$27.05	$24.59	19.1%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	186	594,545	4.2	$3.85	$25.51
New Leases	86	192,091	6.4	25.09	32.85
Total	272	786,636	4.8	$9.04	$27.30

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.1425 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

During the year ended December 31, 2025, our cash provided from operating activities was $50.8 million and our total dividends and distributions paid were $27.8 million. Therefore, we had cash flow from operations in excess of distributions of approximately $23 million. We anticipate that cash flows from operating activities and our borrowing capacity under our 2025 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures, acquisitions and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. As of December 31, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $220.4 million remaining availability under the revolving credit facility.

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

During the year ended December 31, 2025, we completed the sale of Kempwood and Sugar Park as part of a reverse like-kind exchange under Section 1031 of the Internal Revenue Code. The replacement property, South Hulen, was acquired prior to the disposition of Kempwood and Sugar Park. Upon the sale, net proceeds were deposited with a Qualified Intermediary (“QI”) and restricted for purposes of completing the exchange. As of December 31, 2025, the remaining escrow balance was classified as Restricted Cash on the balance sheet and was not available for general corporate use.

During the year ended December 31, 2024, we completed the sale of Providence as part of a like-kind exchange under Section 1031 of the Internal Revenue Code. In accordance with exchange requirements, the proceeds were deposited into an escrow account with a Qualified Intermediary (“QI”) and are restricted for the acquisition of a replacement property. On December 12, 2024, a portion of these escrowed funds was used to acquire Village Shops at Dana Park as a qualifying replacement property under the 1031 exchange. As of December 31, 2024, the remaining escrow balance was classified as Restricted Cash and was not available for general corporate use.

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

On September 16, 2025, we entered into equity distribution agreements (individually, an “Equity Distribution Agreement” and together, the “Equity Distribution Agreements”) with each of BMO Capital Markets Corp., Barclays Capital Inc., BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Citizens JMP Securities, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, Truist Securities, Inc., and UBS Securities LLC (individually, a “Placement Agent” and together, the “Placement Agents”), as agents for the offer and sale of up to an aggregate of $100 million of our common shares of beneficial interest, par value $0.001 per share (the “Shares”), from time to time in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the 2025 Registration Statement (the “ATM Program”). We have no obligation to sell any of our common shares and can at any time suspend offers under the Equity Distribution Agreements or terminate Equity Distribution Agreements.

We previously filed a Form S-3 (File No. 333-264881), which was subsequently declared effective by the SEC on May 20, 2022 (the “2022 Registration Statement”), pursuant to which we could issue and sell up to $500 million in securities, including common shares, preferred shares, debt securities, depositary shares and subscription rights. On September 9, 2022, we entered into eleven equity distribution agreements with certain sales agents names therein for an at-the-market equity distribution program (the “2022 Equity Distribution Agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to the 2022 Registration Statement in “at the market” offerings” (the “2022 ATM Program”). The 2022 Registration Statement, which registered the 2022 ATM Program, expired on May 20, 2025. As a result, no further shares of common stock may be sold under the 2022 ATM Program. During the year ended December 31, 2025, we did not sell common shares under the 2022 Equity Distribution Agreements. During the year ended 2024, we sold 579,964 common shares under the 2022 Equity Distribution Agreements, with net proceeds to us of approximately $7.6 million. In connection with such sales, we paid compensation of approximately $116,000 to the sales agents. During the year ended 2023, we did not sell shares under the 2022 Equity Distribution Agreements.

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

Cash and Cash Equivalents

We had cash and cash equivalents and restricted cash of approximately $7,360,000 at December 31, 2025, as compared to $15,370,000 at December 31, 2024.  The decrease of $8,010,000 was primarily the result of the following:

Sources of Cash

•	Proceeds from borrowings under unsecured term loan of $375,000,000 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024;

•	Cash flow from operations of $50,773,000 for the year ended December 31, 2025, compared to cash flow from operations of $58,227,000 for the year ended December 31, 2024;

•	Net proceeds from sale of properties of $42,234,000 for the year ended December 31, 2025, compared to $52,004,000 for the year ended December 31, 2024;

•	Receipt of funds from real estate partnership for interest redemption of $33,354,000 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024; and

•	Receipt of funds from real estate partnership for loan repayment of $13,633,000 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024

Uses of Cash

•	Repayment of borrowings under unsecured term loan of $285,000,000 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024;

•	Acquisition of real estate of $86,156,000 for the year ended December 31, 2025, compared to $55,751,000 for the year ended December 31, 2024;

•	Net proceeds payments of revolving credit facility of $73,209,000 for the year ended December 31, 2025, compared to $21,000,000 for the year ended December 31, 2024;

•	Payment of dividends and distributions to common shareholders and OP unit holders of $27,754,000 for the year ended December 31, 2025, compared to $24,893,000 for the year ended December 31, 2024;

•	Additions to real estate of $24,362,000 for the year ended December 31, 2025, compared to $22,410,000 for the year ended December 31, 2024;

•	Payments of notes payable of $17,572,000 for the year ended December 31, 2025, compared to $66,016,000 for the year ended December 31, 2024;

•	Payment of loan originations cost of $6,643,000 for the year ended December 31, 2025, compared to $789,000 for the year ended December 31, 2024;

•

Repurchase of common shares from employees to satisfy tax withholding obligations upon vesting of equity awards of $2,268,000 for the year ended December 31, 2025, compared to $2,641,000 for the year ended December 31, 2024; and

•	Payment of finance lease liability of $40,000 for the year ended December 31, 2025, compared to $26,000 for the year ended December 31, 2024.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	December 31, 2025	December 31, 2024
Fixed rate notes
$375.0 million, 3.40% plus 1.25% to 1.85% Note, due January 31, 2031 (1)	$375,000	$—
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (2)	—	265,000
$20.0 million, 3.67% plus 1.50% note, due January 31, 2028 (3)	—	20,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	28,571	35,714
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	40,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	—	429
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (4)	—	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
$17.7 million, 3.81% Note, due November 6, 2029	17,650	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.30% to 1.90%, due September 19, 2029	51,791	—
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	—	75,000
Total notes payable principal	649,352	632,483
Less unamortized debt discount	(997)	—
Less deferred financing costs, net of accumulated amortization	(4,430)	(965)
Total notes payable	$643,925	$631,518

(1)

Promissory note that includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 3.40% through September 30, 2026, 3.36% from October 1, 2026 through January 31, 2028, and 3.42% from February 1, 2028 though January 31, 2031.

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

On November 6, 2025, the Company assumed a $17.7 million term loan in connection with the acquisition of the World Cup Plaza property, which matures on November 6, 2029 and bears interest at a stated rate of 3.81%. The assumed loan was initially recorded at its acquisition-date fair value of $16.6 million, with the $1.1 million difference between the contractual principal amount and the fair value recognized as a discount. The discount is amortized to interest expense over the remaining contractual term of the loan using the straight-line method, which approximates the effective interest method. The fair value of the assumed loan was estimated using a discounted cash flow methodology, which considers contractual future cash flows and observable market interest rates for debt instruments with similar terms and credit risk, and is classified within Level 2 of the fair value hierarchy.

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

The 2025 Facility is comprised of the following two tranches:

•	$375.0 million unsecured revolving credit facility with a maturity date of September 19, 2029, with two six-month options to extend the maturity date to September 19, 2030 (the “Revolver”); and

•	$375.0 million unsecured term loan with a maturity date of January 31, 2031 (the “Term Loan”).

Borrowings under the 2025 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or Term SOFR plus an applicable margin based upon our then existing total leverage. Based on our current leverage ratio, the Revolver has initial interest rate of Term SOFR plus 1.30%. In addition, the Company entered into interest rate swaps to fix the Term SOFR rates on the Term Loan.

As of December 31, 2025, the interest rate on the Revolver was 5.22%. The Term Loan with the swaps has the following interest rates:

•	3.40% (Term SOFR) plus 1.30% (current applicable margin) through September 30, 2026;

•	3.36% (Term SOFR) plus 1.30% (current applicable margin) from October 1, 2026 through January 31, 2028; and

•	3.42% (Term SOFR) plus 1.30% (current applicable margin) from February 1, 2028 through January 31, 2031.

As of December 31, 2025, the Term Loan with the swap had a spread of 1.25%.

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

As of December 31, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $220.4 million remaining availability under the Revolver. As of December 31, 2025, $426.8 million was drawn on the 2025 Facility and our unused borrowing capacity was $323.2 million, assuming that we use the proceeds of the 2025 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

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

As of December 31, 2025, our $154.0 million in secured debt was collateralized by five properties with a carrying value of $254.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of December 31, 2025, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2025 were as follows (in thousands):

Year	Amount Due
2026	$17,143
2027	97,414
2028	17,823
2029	35,517
2030	52,561
Thereafter	428,894
Total	$649,352

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

The following is a summary of the Company’s capital expenditures, excluding property acquisitions, for the years ended December 31 (in thousands):

	Year Ended December 31,
	2025	2024
Capital expenditures:
Tenant improvements and allowances	$11,492	$12,382
Developments / redevelopments	7,796	3,727
Leasing commissions and costs	3,120	3,653
Maintenance capital expenditures	8,438	9,112
Total capital expenditures (1)	$30,846	$28,874

(1)	Total capital expenditures include the non cash accrued capital expenditures line item as reported in the consolidated statements of cash flows.

Contractual Obligations

As of December 31, 2025, we had the following contractual obligations (see Note 8 of our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
					More than
		Less than 1	1 - 3 years	3 - 5 years	5 years
Consolidated Contractual Obligations	Total	year (2026)	(2027 - 2028)	(2029 - 2030)	(after 2030)
Long-Term Debt - Principal	$649,352	$17,143	$115,237	$88,078	$428,894
Long-Term Debt - Fixed Interest	120,774	27,431	47,717	42,499	3,127
Long-Term Debt - Variable Interest (1)	12,841	2,703	5,407	4,731	—
Unsecured credit facility - Unused commitment fee (2)	3,070	646	1,293	1,131	—
Operating Lease Obligations	579	250	329	—	—
Finance Lease Obligations	2,974	83	171	150	2,570
Total	$789,590	$48,256	$170,154	$136,589	$434,591

(1)

As of December 31, 2025, we had one loan totaling $51.8 million which bore interest at a floating rate. The variable interest rate payments are based on SOFR plus 1.30% spread adjustment which reflects our new interest rates under our 2025 Facility. The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month SOFR as of December 31, 2025, of 5.22%.

(2)

The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2025 balance of $426.8 million.

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

On December 19, 2025, the Company announced an increase to its quarterly distribution to $0.1425 per common share and OP unit, beginning with the January 2026 distribution. On December 18, 2025, the Board of Trustees of Whitestone REIT approved a change to the Company’s dividend payment schedule from a monthly dividend to a quarterly dividend.

During 2025, we paid distributions to our common shareholders and OP unit holders of $27.8 million, compared to $24.9 million in 2024.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.  The distributions paid to common shareholders and OP unit holders were as follows (in thousands, except per share data) for the years ended December 31, 2025 and 2024:

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2025
Fourth Quarter	$0.1350	$6,858	$0.1350	$87	$6,945
Third Quarter	0.1350	6,858	0.1350	87	6,945
Second Quarter	0.1350	6,845	0.1350	87	6,932
First Quarter	0.1350	6,845	0.1350	87	6,932
Total	$0.5400	$27,406	$0.5400	$348	$27,754

2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

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

Estimates regarding Pillarstone OP’s financial condition and results of operations and guarantee. We relied on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP in prior years reporting. As of December 31, 2024, and 2023, Pillarstone OP’s financial statements were not made accessible to us. Consequently, we estimated its financial condition and results of operations based on the information available to us.

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

On December 1, 2023, the Company reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and asserted subrogation claim against Pillarstone OP. As of December 31, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

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

On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

Following the receipt of the $33.4 million, we applied the amount against the redemption receivable and other related transactions, and accordingly recognized a gain on partnership redemption.

The initial credit loss evaluation of the redemption receivable was performed in 2024, the period in which the receivable was recognized, and is within the scope of ASC 326, Financial Instruments – Credit Losses. Management believed that the value of Pillarstone OP’s unencumbered assets significantly exceeded the Company’s basis in the receivable, although the precise asset value could not be determined as of that date. Using the estimated loss rate method with a zero loss rate, the Company recorded a Current Expected Credit Loss (“CECL”) of zero for 2024.

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

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction), are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2025, approximately $562,000 and $186,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2024, approximately $564,000 and $182,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2023, approximately $552,000 and $262,000 in interest expense and real estate taxes, respectively, were capitalized.

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

Impairment.  We review our properties and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, we determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2025.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2025 and 2024, we had an allowance for uncollectible accounts of $13.7 million and $14.7 million, respectively. For the years ending December 31, 2025, 2024 and 2023, we recorded a bad debt adjustment to rental revenue in the amount of $0.9 million, $1.2 million and $1.0 million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2025, 2024 and 2023, was a bad debt adjustment of $0.03 million, $0.2 million, and $0.3 million, respectively, and a straight-line rent reserve adjustment of $0.1 million, $0.05 million, and $(0.002) million, respectively, related to credit loss for the conversion of seven, 11, and 20 tenants, respectively, to cash basis revenue.

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

State Taxes.  We are subject to the Texas Margin Tax which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2025, 2024 and 2023, we recorded a margin tax provision of $0.5 million, $0.5 million and $0.5 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts payable and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $637.6 million and $614.3 million as compared to the book value of approximately $649.4 million and $632.5 million as of December 31, 2025 and 2024, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2025 and 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2024, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2025, we consider our cash flow hedges to be highly effective.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table provides a general comparison of our results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Number of properties owned and operated	56	55
Aggregate GLA (sq. ft.)(1)	4,857,508	4,863,562
Ending occupancy rate	95%	94%

Total revenues	$160,859	$154,282
Total operating expenses	107,282	104,061
Total other expense	2,539	12,370
Income before equity investment in real estate partnership and income tax	51,038	37,851
Deficit in earnings of real estate partnership	—	(28)
Provision for income tax	(482)	(450)
Net income	50,556	37,373
Less: Net income attributable to noncontrolling interests	630	480
Net income attributable to Whitestone REIT	$49,926	$36,893

Funds from operations (1)	$54,630	$50,717
Property net operating income (2)	110,724	108,487
Distributions paid on common shares and OP units	27,754	24,893
Distributions per common share and OP unit	$0.5400	$0.4914
Distributions paid as a percentage of funds from operations	51%	49%

(1)	For an explanation and reconciliation of funds from operations, a non-GAAP metric, to net income, see “Funds From Operations” below.

(2)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Property Net Operating Income” below.

We define “Same Stores” as properties that have been owned for the entire period being compared. For purposes of comparing the year ended December 31, 2025 to the year ended December 31, 2024, Same Stores include properties owned during the entire period from January 1, 2024 to December 31, 2025. We define “Non-Same Stores” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Revenue	2025	2024	Change	% Change
Same Store
Rental revenues (1)	$103,770	$99,673	$4,097	4%
Recoveries (2)	43,155	40,196	2,959	7%
Bad debt (3)	(753)	(1,100)	347	(32)%
Total rental	146,172	138,769	7,403	5%
Other revenues (4)	1,515	2,731	(1,216)	(45)%
Same Store Total	147,687	141,500	6,187	4%

Non-Same Store
Rental revenues (5)	9,658	9,257	401	4%
Recoveries (5)	3,569	3,362	207	6%
Bad debt (5)	(124)	(128)	4	(3)%
Total rental	13,103	12,491	612	5%
Other revenues (5)	69	291	(222)	(76)%
Non-Same Store Total	13,172	12,782	390	3%

Total revenue	$160,859	$154,282	$6,577	4%

(1)

The Same Store tenant rent increase of $4,097,000 was driven by a $4,155,000 increase resulting from higher average rent per leased square foot, from $23.97 to $24.97, offset by a $58,000 decrease due to lower average leased square footage, from 4,157,388 to 4,152,783.

(2)	The Same Store recoveries revenue increase of $2,959,000 is primarily due to a higher recovery rate and from the increased average occupancy at our properties.

(3)	During the year ended December 31, 2025 and 2024, Same Store bad debt includes an adjustment of $28,000 and $201,000, respectively, from cash basis accounting.

(4)	During the year ended December 31, 2025 and 2024, Same Store other revenues includes $892,000 and $1,961,000 in termination fee income, respectively.

(5)

Non-Same Store rental revenue includes Garden Oaks (acquired on February 20, 2024), Mercado (sold on March 27, 2024), Scottsdale Commons (acquired on April 5, 2024), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Woodlake Plaza (sold on June 27, 2025), 1730 S Val Vista (acquired on July 11, 2025), Sugar Park Plaza (sold on September 25, 2025), Kempwood Plaza (sold on December 4, 2025), Ashford Village (acquired on October 31, 2025), and World Cup Plaza (acquired on November 6, 2025).

Operating expenses. The primary components of operating expenses for the year ended December 31, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Operating Expenses	2025	2024	Change	% Change
Same Store
Operating and maintenance (1)	$29,300	$25,488	$3,812	15%
Real estate taxes	16,777	16,348	429	3%
Same Store total	46,077	41,836	4,241	10%

Non-Same Store and affiliated company rents
Operating and maintenance (2)	2,525	2,717	(192)	(7)%
Real estate taxes (2)	1,533	1,425	108	8%
Non-Same Store and affiliated company rents total	4,058	4,142	(84)	(2)%
Depreciation and amortization (2)	35,929	34,894	1,035	3%
General and administrative (3)	21,218	23,189	(1,971)	(8)%
Total operating expenses	$107,282	$104,061	$3,221	3%

(1)

The $3,812,000 increase in Same Store operating and maintenance costs included $1,017,000 in increased contract services, $2,283,000 in increased repair and maintenance cost, $413,000 in increased other costs, and $328,000 in increased utilities costs, offset by $229,000 in decreased insurance costs.

(2)

Non-Same Store rental expense includes Garden Oaks (acquired on February 20, 2024), Scottsdale Commons (acquired on April 5, 2024), Village Shops at Dana Park (acquired on December 12, 2024), San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Mercado (sold on March 27, 2024), Fountain Hills (sold on August 9, 2024), Providence (sold on November 6, 2024) and Woodlake Plaza (sold on June 27, 2025), 1730 S Val Vista (acquired on July 11, 2025), Sugar Park Plaza (sold on September 25, 2025), Kempwood Plaza (sold on December 4, 2025), Ashford Village (acquired on October 31, 2025), and World Cup Plaza (acquired on November 6, 2025).

(3)

The general and administrative expense decrease is attributable to decreased proxy solicitation fees of $1,481,000, decreased legal expenses of $1,585,000, decrease payroll cost of $99,000, and decreased professional fees of $240,000, offset by increased share based compensation of $543,000, office expenses of $245,000, and other expenses of $646,000.

Other expenses (income). The primary components of other expenses (income) for the year ended December 31, 2025 and 2024 are detailed in the table below (in thousands, except percentages):

	Year Ended December 31,
Other Expenses	2025	2024	Change	% Change

Interest expense (1)	$33,672	$34,035	$(363)	(1)%
Extinguishment of debt cost	798	—	798	N/A
Gain on sale of properties(2)	(29,957)	(22,125)	(7,832)	35%
Loss on disposal of assets, net	239	547	(308)	(56)%
Gain on partnership redemption (3)	(2,075)	—	(2,075)	N/A
Interest, dividend and other investment income	(138)	(87)	(51)	59%
Total other expenses	$2,539	$12,370	$(9,831)	(79)%

(1)

The $363,000 decrease in interest expense is primarily attributable to a decrease in our effective interest rate to 5%, compared to 5.12% for the same period in 2024. This resulted in a $768,000 decrease in interest expense. The decrease was offset by an increase in our average outstanding notes payable balance by $3,274,000, which resulted in a $405,000 increase in interest expense.

(2)

On March 27, 2024, we completed the sale of Mercado at Scottsdale Ranch, located in Phoenix, Arizona, for $26.5 million. We recorded a gain on sale of $6.6 million. On August 9, 2024, we completed the sale of Fountain Hills Plaza along with the adjacent parcel of development land, located in Phoenix, Arizona, for $21.3 million. We recorded a gain on sale of $3.6 million. On November 6, 2024, we completed the sale of Providence, located in Houston, Texas, for $16.3 million. We recorded a gain on sale of $11.9 million. On June 27, 2025, we completed the sale of Woodlake Plaza, located in Houston, Texas, for $4.5 million. We recorded a gain on sale of $0.2 million. On September 25, 2025, we completed the sale of Sugar Park Plaza, located in Houston, Texas, for $20.8 million. We recorded a gain on sale of $14.0 million. On December 4, 2025, we completed the sale of Kempwood Plaza, located in Houston, Texas, for $18.6 million. We recorded a gain on sale of $15.8 million.

(3)

As of December 31, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

Deficit in earnings of real estate partnership. As of December 31, 2025 and 2024, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. For the year ended December 31, 2024 our estimated deficit in earnings from the real estate partnership was $28,000. Please refer to Note 4 (Investment in Real Estate Partnership) to the accompanying consolidated financial statements for more information regarding our investment in Pillarstone OP.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands):

	Year Ended December 31,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Same Store (44 properties, excluding development land)
Property revenues
Rental	$146,172	$138,769	$7,403	5%
Management, transaction and other fees	1,515	2,731	(1,216)	(45)%
Total property revenues	147,687	141,500	6,187	4%

Property expenses
Property operation and maintenance	29,300	25,488	3,812	15%
Real estate taxes	16,777	16,348	429	3%
Total property expenses	46,077	41,836	4,241	10%

Total property revenues less total property expenses	101,610	99,664	1,946	2%

Same Store straight-line rent adjustments	(2,682)	(3,160)	478	(15)%
Same Store amortization of above/below market rents	(490)	(787)	297	(38)%
Same Store lease termination fees	(892)	(1,961)	1,069	(55)%

Same Store NOI(1)	$97,546	$93,756	$3,790	4.0%

(1)	See below for a reconciliation of property net operating income to net income.

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2025	2024
Net income attributable to Whitestone REIT	$49,926	$36,893
General and administrative expenses	21,218	23,189
Depreciation and amortization	35,929	34,894
Deficit in earnings of real estate partnership (1)	—	28
Interest expense	33,672	34,035
Extinguishment of debt cost	798	—
Interest, dividend and other investment income	(138)	(87)
Provision for income taxes	482	450
Gain on sale of properties	(29,957)	(22,125)
Loss on disposal of assets, net	239	547
Gain on partnership redemption (4)	(2,075)	—
NOI of real estate partnership (pro rata) (1)	—	183
Net income attributable to noncontrolling interests	630	480
NOI	$110,724	$108,487
Non-Same Store NOI (2)	(9,114)	(8,640)
NOI of real estate partnership (pro rata)(1)	—	(183)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	101,610	99,664
Same Store straight-line rent adjustments	(2,682)	(3,160)
Same Store amortization of above/below market rents	(490)	(787)
Same Store lease termination fees	(892)	(1,961)
Same Store NOI (3)	$97,546	$93,756

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding the Company’s investment in Pillarstone OP. Because Pillarstone OP financial statements for the year ended December 31, 2024 have not been made available to us, we have estimated deficit in earnings and pro rata share of NOI of real estate partnership based on the information available to us at the time of this report. On January 25, 2024, we exercised our redemption notice for substantially all of our investment in Pillarstone OP. As a result, our ownership no longer represents a majority interest. Please refer to Note 4 to the accompanying consolidated financial statements for the full disclosure.

(2)

We define “Non-Same Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the twelve months ended December 31, 2025 to the twelve months ended December 31, 2024, Non-Same Stores include properties acquired between January 1, 2024 and December 31, 2025 and properties sold between January 1, 2024 and December 31, 2025, but not included in discontinued operations.

(3)

We define “Same Stores” as properties that have been owned during the entire period being compared. For purposes of comparing the twelve months ended December 31, 2025 to the twelve months ended December 31, 2024, Same Stores include properties owned before January 1, 2024 and not sold before December 31, 2025. Straight line rent adjustments, above/below market rents, and lease termination fees are excluded.

(4)

As of December 31, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

For a discussion and comparison of the results of our operations for the year ended December 31, 2024 with the year ended December 31, 2023, refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations (NAREIT) (“FFO”) and Core FFO

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains or losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.  We calculate FFO in a manner consistent with the NAREIT definition. We included adjustments for our unconsolidated real estate partnership in prior years, which are no longer applicable.

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

Below are the calculations of FFO and Core FFO and the reconciliations to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
FFO (NAREIT) AND CORE FFO	2025	2024	2023
Net income attributable to Whitestone REIT	$49,926	$36,893	$19,180
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	35,867	34,811	32,811
Depreciation and amortization of real estate assets of real estate partnership (pro rata) (2)	—	111	1,613
Loss on disposal of assets, net	239	547	522
Gain on sale of properties	(29,957)	(22,125)	(9,006)
Gain on partnership redemption (3)	(2,075)	—	—
Net income attributable to noncontrolling interests	630	480	270
FFO (NAREIT)	$54,630	$50,717	$45,390

Proxy contest costs	—	1,757	—
Extinguishment of debt cost	798	—	—
Default interest on debt of real estate partnership (pro rata) (1)(2)	—	—	1,375
Core FFO	$55,428	$52,474	$46,765

(1)	Includes pro-rata share attributable to real estate partnership.

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

(3)

As of December 31, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

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

Below is the calculation of NOI and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2025	2024	2023
Net income attributable to Whitestone REIT	$49,926	$36,893	$19,180
General and administrative expenses	21,218	23,189	20,653
Depreciation and amortization	35,929	34,894	32,966
Deficit in earnings of real estate partnership (1)	—	28	3,155
Interest expense	33,672	34,035	32,866
Extinguishment of debt cost	798	—	—
Interest, dividend and other investment income	(138)	(87)	(51)
Provision for income taxes	482	450	450
Gain on sale of properties	(29,957)	(22,125)	(9,006)
Management fee, net of related expenses	—	—	16
Loss on disposal of assets, net	239	547	522
Gain on partnership redemption (2)	(2,075)	—	—
NOI of real estate partnership (pro rata) (1)	—	183	2,553
Net income attributable to noncontrolling interests	630	480	270
NOI	$110,724	$108,487	$103,574

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

(2)

As of December 31, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

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

Off-Balance Sheet Arrangements

Guarantees We may guarantee the debt of a real estate partnership primarily because it allows the real estate partnership to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the real estate partnership on its investment, and a higher return on our investment in the real estate partnership. We may receive a fee from the real estate partnership for providing the guarantee. Additionally, when we issue a guarantee, the terms of the real estate partnership’s partnership agreement typically provide that we may receive indemnification from the real estate partnership or have the ability to increase our ownership interest. There are no guarantees as of December 31, 2025 and 2024.

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

Fixed Interest Rate Debt

As of December 31, 2025, $597.6 million, or approximately 93% of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt has an average effective interest rate as of December 31, 2025 of approximately 4.71% per annum with expirations ranging from 2027 to 2031 (see Note 8 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause an $17.3 million decline or increase in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of December 31, 2025, $51.8 million, or approximately 8% of our outstanding debt was subject to floating interest rates of SOFR plus 1.30% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our floating rate debt would result in a decrease or increase, respectively, of annual net income of approximately $0.5 million.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2025, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2025, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of material weakness discussed above.

Item 9B.  Other Information.

During the fiscal quarter ended December 31, 2025, none of the Company's director of executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2026 Annual Meeting of Shareholders.

Policy Statement on Insider Trading

We have adopted a Policy Statement on Insider Trading that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Policy Statement on Insider Trading is included as Exhibit 19.1 to Form 10-K.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2026 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding our equity compensation plans as of December 31, 2025:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,296,975	(1)

Equity compensation plans not approved by security holders	—	—	—	(2)

Total	—	$—	2,296,975

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

The remaining information required by Item 12 of Form 10-K is incorporated by reference to such information as set forth in the definitive proxy statement for our 2026 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2026 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K is incorporated herein by reference to such information as set forth in the definitive proxy statement for our 2026 Annual Meeting of Shareholders.

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

Item 16. Form 10-K Summary.

None.

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008).

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006).
.
3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 24, 2010).

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010).

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010).

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K, filed June 27, 2012).

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant's Current Report on Form 8-K, filed June 27, 2012).

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020).

3.1.9	Articles Supplementary for Series A Preferred Shares (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 15, 2020).

3.2.1	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 24, 2020).

3.2.2

Amendment No. 1 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2022).

3.2.3

Amendment No. 2 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2022).

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1

Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003).

10.2

Certificate of Formation of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003).

10.3

Limited Liability Company Agreement of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003).

.
10.4

Agreement of Limited Partnership of Whitestone REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003).

10.5

Amendment to the Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003).

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

10.8+

Whitestone REIT 2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 12, 2017).

10.9	First Amendment to the Whitestone REIT 2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2025).

10.10	Second Amended and Restated Credit Agreement, dated as of January 31, 2019, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et all., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on February 6, 2019).

10.11

Third Amended and Restated Credit Agreement, dated as of September 16, 2022, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 19, 2022).

10.12	First Amendment to Third Amended and Restated Credit Agreement and Incremental Term Loan Agreement dated October 7, 2024, by and among Whitestone REIT Operating Partnership, L.P., as a borrower, the Guarantors signatories thereto, Bank of Montreal, as Administrative Agent and Associated Bank National Association, as the Series One Incremental Term Loan Lender (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2024).

10.13	Fourth Amended and Restated Credit Agreement and Incremental Term Loan Joinder dated September 19, 2025, by and among Whitestone REIT Operating Partnership, L.P., as the borrower, Whitestone REIT et.al. as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2025).

10.14

Note and Guarantee Agreement, dated March 22, 2019, among Whitestone REIT Operating Partnership, L.P. and Whitestone REIT, the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2019).

10.15

First Amendment to Note Purchase and Guaranty Agreement, dated December 16, 2022, by and among Whitestone REIT Operating Partnership, L.P. and Whitestone REIT, the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2022).

10.16

Form of Restricted Common Share Unit Award Agreement (Time-Vested) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020).

10.17

Form of Restricted Common Share Unit Award Agreement (Performance-Vested) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on October 30, 2020).

10.18+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and David K. Holeman (previously filed as and incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-K, filed on March 17, 2025).

10.19+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Christine Mastandrea (previously filed as and incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-K, filed on March 17, 2025).

10.20+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and J. Scott Hogan (previously filed as and incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-K, filed on March 17, 2025).

10.21+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Peter A Tropoli (previously filed as and incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-K, filed on March 17, 2025).

10.22+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Soklin “Michelle” Siv (previously filed as and incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-K, filed on March 17, 2025).

10.23

Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

10.24

Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

10.25

Loan Agreement dated June 21, 2024, by and among Whitestone Strand LLC, Whitestone Las Colinas Village LLC, Whitestone Seville LLC, and Nationwide Life Insurance Company (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 27, 2024).

10.26

Fixed Rate Promissory Note by Whitestone Strand LLC, Whitestone Las Colinas Village LLC, Whitestone Seville LLC to Nationwide Life Insurance Company, dated June 21, 2024 (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 27, 2024).

10.27	Carveout Guaranty by Whitestone REIT Operating Partnership, L.P. to Nationwide Life Insurance Company, dated June 21, 2024 (incorporated by reference to Exhibit 10.3 on Form 8-K, filed June 27, 2024).

10.28	Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2024).

10.29	Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2024).

Exhibit No.	Description

19.1	Insider Trading Compliance Policy (previously filed as and incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2025).

21.1*	List of subsidiaries of Whitestone REIT.

23.1*	Consent of WithumSmith+Brown, P.C.

23.2*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recoupment (Clawback) Policy

101

The following financial information of the Registrant for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 (unaudited) and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023 (unaudited), (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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

WHITESTONE REIT

Date:	March 6, 2026	By:	/s/ David K. Holeman
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

March 6, 2026	/s/ David K. Holeman
David K. Holeman, CEO
(Principal Executive Officer)

March 6, 2026	/s/ John S. Hogan
John S. Hogan, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

March 6, 2026	/s/ Amy S. Feng
Amy S. Feng, Chair

March 6, 2026	/s/ Jeffrey A. Jones
Jeffrey A. Jones, Trustee

March 6, 2026	/s/ Julia B. Buthman
Julia B. Buthman, Trustee

March 6, 2026	/s/ Kristian M. Gathright
Kristian M. Gathright, Trustee

March 6, 2026	/s/ Donald A. Miller
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
                 Whitestone REIT:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Whitestone REIT and subsidiaries (the “Company”) as of December 31, 2025 and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the year then ended, and the related notes and financial statement schedules listed in Item 15 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Acquisitions of Real Estate Assets

As described in Note 2 to the Consolidated Financial Statements, management allocates the purchase price of acquired properties to land, buildings and improvements, identifiable intangible assets, and acquired liabilities based on respective fair values at the time of purchase. Management determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. During the year ended December 31, 2025, the Company acquired various properties for a total purchase price of approximately $103.7 million.

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

•

for those property acquisitions for which there was a significant risk of material misstatement, obtained and evaluated the third-party purchase price allocation reports utilized by management in its purchase price allocation, along with relevant supporting documentation, such as the executed purchase agreements, executed closing statements, and the recorded journal entry, as well as evaluated management’s use of a specialist for such third-party purchase price allocation reports; and

•

for those property acquisitions for which there was a significant risk of material misstatement, with the assistance of an auditor employed specialist, evaluated the reasonableness of the third-party purchase price allocations and methodology used by management in its purchase price allocation, including related inputs, such as comparable sales transactions, market rents, discount rates and terminal capitalization rates.

/s/ WithumSmith+Brown, P.C.

Houston, Texas

March 6, 2026

We have served as the Company’s auditors since 2002.

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
                  Whitestone REIT:

Opinion on Internal Control over Financial Reporting

We have audited Whitestone REIT and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows of the Company, and our report dated March 6, 2026, expressed an unqualified opinion.

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

/s/ WithumSmith+Brown, P.C.

Houston, Texas

March 6, 2026

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

Houston, Texas

March 17, 2025

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2025	December 31, 2024

ASSETS
Real estate assets, at cost
Property	$1,354,112	$1,248,223
Accumulated depreciation	(264,940)	(246,534)
Total real estate assets	1,089,172	1,001,689
Cash and cash equivalents	4,888	5,224
Restricted cash	2,472	10,146
Escrows and deposits	5,170	4,006
Accrued rents and accounts receivable, net of allowance for doubtful accounts	37,447	33,820
Receivable from partnership redemption	—	31,643
Receivable due from related party	—	15,186
Unamortized lease commissions, legal fees and loan costs	17,865	14,693
Prepaid expenses and other assets(1)	3,934	7,805
Finance lease right-of-use assets	10,315	10,427
Total assets	$1,171,263	$1,134,639

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$643,925	$631,518
Accounts payable and accrued expenses(2)	45,715	40,703
Payable due to related party	—	1,577
Tenants' security deposits	9,652	9,295
Dividends and distributions payable	7,370	6,931
Finance lease liabilities	741	781
Total liabilities	707,403	690,805
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 51,088,833 and 50,690,163 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	51	51
Additional paid-in capital	641,234	637,946
Accumulated deficit	(183,586)	(205,557)
Accumulated other comprehensive income	391	5,713
Total Whitestone REIT shareholders' equity	458,090	438,153
Noncontrolling interest in subsidiary	5,770	5,681
Total equity	463,860	443,834
Total liabilities and equity	$1,171,263	$1,134,639

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2025	December 31, 2024

(1) Operating lease right of use assets (net)	$539	$59
(2) Operating lease liabilities	$539	$58

See accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2025	2024	2023

Revenues
Rental(1)	$159,275	$151,260	$145,652
Management, transaction, and other fees	1,584	3,022	1,317
Total revenues	160,859	154,282	146,969

Operating expenses
Depreciation and amortization	35,929	34,894	32,966
Operating and maintenance	31,825	28,205	27,948
Real estate taxes	18,310	17,773	18,016
General and administrative	21,218	23,189	20,653
Total operating expenses	107,282	104,061	99,583

Other expenses (income)
Interest expense	33,672	34,035	32,866
Extinguishment of debt cost	798	—	—
Gain on sale of properties	(29,957)	(22,125)	(9,006)
Loss on disposal of assets, net	239	547	522
Gain on partnership redemption	(2,075)	—	—
Interest, dividend and other investment income	(138)	(87)	(51)
Total other expenses	2,539	12,370	24,331

Income before equity investment in real estate partnership and income tax	51,038	37,851	23,055

Deficit in earnings of real estate partnership	—	(28)	(3,155)
Provision for income tax	(482)	(450)	(450)
Net income	50,556	37,373	19,450

Less: Net income attributable to noncontrolling interests	630	480	270

Net income attributable to Whitestone REIT	$49,926	$36,893	$19,180

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.98	$0.73	$0.39
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.95	$0.72	$0.38

Weighted average number of common shares outstanding:
Basic	50,959	50,214	49,501
Diluted	52,316	51,347	50,813

Consolidated Statements of Comprehensive Income (Loss)

Net income	$50,556	$37,373	$19,450

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	(5,390)	3,178	(3,452)

Comprehensive income	45,166	40,551	15,998

Less: Net income attributable to noncontrolling interests	630	480	270
Less: Comprehensive income (loss) attributable to noncontrolling interests	(68)	41	(48)

Comprehensive income attributable to Whitestone REIT	$44,604	$40,030	$15,776

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
(1) Rental
Rental revenues	$113,428	$108,930	$105,494
Recoveries	46,724	43,558	41,109
Bad debt	(877)	(1,228)	(951)
Total rental	$159,275	$151,260	$145,652

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

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share and unit data)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity	Units	Dollars	Equity

Balance, December 31, 2024	50,690	$51	$637,946	$(205,557)	$5,713	$438,153	650	$5,681	$443,834
Exchange of noncontrolling interest OP units for common shares	15	—	125	—	—	125	(15)	(125)	—
Issuance of common shares under dividend reinvestment plan	9	—	112	—	—	112	—	—	112
Repurchase of common shares (1)	(167)	—	(2,268)	—	—	(2,268)	—	—	(2,268)
Share-based compensation	542	—	5,319	—	—	5,319	—	—	5,319
Distributions	—	—	—	(27,955)	—	(27,955)	—	(348)	(28,303)
Unrealized loss on change in fair value of cash flow hedge	—	—	—	—	(5,322)	(5,322)	—	(68)	(5,390)
Net income	—	—	—	49,926	—	49,926	—	630	50,556
Balance, December 31, 2025	51,089	$51	$641,234	$(183,586)	$391	$458,090	635	$5,770	$463,860

(1)

During the years ended December 31, 2025, 2024 and 2023, the Company acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$50,556	$37,373	$19,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,929	34,894	32,966
Amortization of deferred loan costs	1,345	1,106	1,089
Gain on sale of properties	(29,957)	(22,125)	(9,006)
Gain on partnership redemption	(2,075)	—	—
Loss on disposal of assets, net	239	547	522
Bad debt	877	1,228	951
Accretion of debt discount	38	—	—
Share-based compensation	5,319	4,579	3,727
Deficit in earnings of real estate partnership	—	28	3,155
Amortization of right-of-use assets - finance leases	93	87	94
Building improvements received due to lease termination	—	(749)	—
Extinguishment of debt cost	798	—	—
Changes in operating assets and liabilities:
Escrows and deposits	(1,164)	6,509	2,312
Accrued rents and accounts receivable	(4,346)	(4,415)	(5,973)
Receivable due from related party	224	(40)	(136)
Unamortized lease commissions, legal fees and loan costs	(3,634)	(3,536)	(4,592)
Prepaid expenses and other assets	(1,013)	2,280	2,484
Accounts payable and accrued expenses	(2,771)	(220)	355
Payable due to related party	(42)	—	16
Tenants' security deposits	357	681	186
Net cash provided by operating activities	50,773	58,227	47,600
Cash flows from investing activities:
Acquisitions of real estate	(86,156)	(55,751)	(25,474)
Additions to real estate	(24,362)	(22,410)	(17,055)
Proceeds from sales of properties	42,234	52,004	19,847
Proceeds from sale of property held in restricted cash (1031 exchange)	—	10,146	—
Escrowed loan repayment on behalf of real estate partnership	—	—	(13,633)
Receipt of funds from real estate partnership for loan repayment	13,633	—	—
Proceeds from partnership redemption	33,354	—	—
Net cash used in investing activities	(21,297)	(16,011)	(36,315)
Cash flows from financing activities:
Distributions paid to common shareholders	(27,406)	(24,572)	(23,684)
Distributions paid to OP unit holders	(348)	(321)	(332)
Proceeds from issuance of common shares, net of offering costs	—	7,620	—
Payments of exchange offer costs	—	(81)	—
Net proceeds from (payment of) revolving credit facility	(73,209)	(21,000)	42,500
Proceeds from notes payable	—	76,340	—
Repayments of notes payable	(17,572)	(66,016)	(30,945)
Payments of loan origination costs	(6,643)	(789)	—
Repurchase of common shares	(2,268)	(2,641)	(525)
Proceeds from borrowings under unsecured term loan	375,000	—	—
Repayment of borrowings under unsecured term loan	(285,000)	—	—
Payment of finance lease liability	(40)	(26)	(14)
Net cash used in financing activities	(37,486)	(31,486)	(13,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,010)	10,730	(1,715)
Cash, cash equivalents and restricted cash at beginning of period	15,370	4,640	6,355
Cash, cash equivalents and restricted cash at end of period (1)	$7,360	$15,370	$4,640

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See the accompanying notes to consolidated financial statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$33,581	$33,663	$31,136
Cash paid for taxes	$457	$432	$435
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$330	$58	$976
Financed insurance premiums	$—	$2,638	$3,002
Value of shares issued under dividend reinvestment plan	$112	$36	$75
Value of common shares exchanged for OP units	$125	$355	$17
Change in fair value of cash flow hedge	$(5,390)	$3,178	$(3,452)
Recognition of finance lease liability	$—	$86	$—
Accrued capital expenditures	$3,364	$2,062	$—
Receivable from partnership redemption	$—	$31,643	$—
Building improvements received due to lease termination	$—	$749	$—
Recognition of operating lease liability	$606	$—	$—
Receivable recognized for partnership interest redemption	$158	$—	$—
Note payable assumed through property acquisition	$17,650	$—	$—

	December 31,
	2025	2024	2023
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$4,888	$5,224	$4,572
Restricted cash	$2,472	10,146	68
Total cash, cash equivalents and restricted cash	$7,360	$15,370	$4,640

See the accompanying notes to consolidated financial statements.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT (“Whitestone”) was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each of our outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership” or “WROP” or “OP”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.  As of December 31, 2025, 2024 and 2023, we owned 56, 55, and 55 commercial properties, respectively, in and around Austin, Dallas, Houston, Phoenix and San Antonio.

As of December 31, 2025, these properties consist of:

Consolidated Operating Portfolio

•	51 wholly-owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

As of  December 31, 2025, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On  January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026. Please refer to Note 4 (Investment in Real Estate Partnership) for more information on our accounting treatment of our former investment in Pillarstone OP.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership.  As of December 31, 2025, 2024 and 2023, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

Estimates regarding Pillarstone OP’s financial condition and results of operations and guarantee. We relied on the reports furnished by our third-party partners for financial information regarding the Company’s investment in Pillarstone OP in prior years reporting. As of December 31, 2024, and 2023, Pillarstone OP’s financial statements were not made accessible to us. Consequently, we estimated its financial condition and results of operations based on the information available to us.

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

On  December 1, 2023, the Company reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and the Company negotiated and satisfied a payoff as of  December 4, 2023, in the amount of $13,632,764 (the “DPO Amount”). We paid the DPO amount and asserted subrogation claim against Pillarstone OP. As of  December 31, 2024, the DPO amount was recorded as an asset in our financial statement line receivable due from related party.

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

On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

Following the receipt of the $33.4 million, we applied the amount against the redemption receivable and other related transactions, and accordingly recognized a gain on partnership redemption.

The initial credit loss evaluation of the redemption receivable was performed in 2024, the period in which the receivable was recognized, and is within the scope of ASC 326, Financial Instruments – Credit Losses. Management believed that the value of Pillarstone OP’s unencumbered assets significantly exceeded the Company’s basis in the receivable, although the precise asset value could not be determined as of that date. Using the estimated loss rate method with a zero loss rate, the Company recorded a Current Expected Credit Loss (“CECL”) of zero for 2024.

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

During the year ended December 31, 2025, we completed the sale of Kempwood and Sugar Park as part of a reverse like-kind exchange under Section 1031 of the Internal Revenue Code. The replacement property, South Hulen, was acquired prior to the disposition of Kempwood and Sugar Park. Upon the sale, net proceeds were deposited with a Qualified Intermediary (“QI”) and restricted for purposes of completing the exchange. As of December 31, 2025, the remaining escrow balance was classified as Restricted Cash on the balance sheet and was not available for general corporate use.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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

Share-Based Compensation.   From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $5.3 million, $4.6 million and $3.7 million in share-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of  December 31, 2025 and 2024 consisted of demand deposits at commercial banks and brokerage accounts. We may have net book credit balances in our primary disbursement accounts at the end of a reporting period. We classify such credit balances as accounts payable in our consolidated balance sheets as checks presented for payment to these accounts are not payable by our banks under overdraft arrangements, and, therefore, do not represent short-term borrowings.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the year ended December 31, 2025, approximately $562,000 and $186,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2024, approximately $ 564,000 and $ 182,000 in interest expense and real estate taxes, respectively, were capitalized. For the year ended December 31, 2023, approximately $552,000 and $262,000 in interest expense and real estate taxes, respectively, were capitalized.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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

Impairment.  We review our properties and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The first step of the impairment test is to determine whether an indicator of impairment is present. If an indicator of impairment is present, we determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2025.

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.  As of December 31, 2025 and 2024, we had an allowance for uncollectible accounts of $13.7 million and $14.7 million, respectively. For the years ending December 31, 2025, 2024 and 2023, we recorded a bad debt adjustment to rental revenue in the amount of $0.9 million, $1.2 million and $1.0 million, respectively. Included in the adjustment to rental revenue for the years ending December 31, 2025, 2024 and 2023, was a bad debt adjustment of $0.03 million, $0.2 million, and $0.3 million, respectively, and a straight-line rent reserve adjustment of $0.1 million, $0.05 million, and $(0.002) million, respectively, related to credit loss for the conversion of seven, 11, and 20 tenants, respectively, to cash basis revenue.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

State Taxes.  We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not considered an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  As of December 31, 2025, 2024 and 2023, we recorded a margin tax provision of $0.5 million, $0.5 million and $0.5 million, respectively.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts payable and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to their short-term nature.  The fair value of our long-term debt, consisting of fixed rate secured notes, variable rate secured notes and an unsecured revolving credit facility aggregate to approximately $637.6 million and $614.3 million as compared to the book value of approximately $649.4 million and $632.5 million as of December 31, 2025 and 2024, respectively. The fair value of our long-term debt is estimated on a Level 2 basis (as provided by ASC 820, “Fair Value Measurements and Disclosures”), using a discounted cash flow analysis based on the borrowing rates currently available to us for loans with similar terms and maturities, discounting the future contractual interest and principal payments.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2025 and 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2025, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable. As of December 31, 2025, we consider our cash flow hedges to be highly effective.

Concentration of Risk.  Substantially all of our revenues are obtained from office and retail locations in the Austin, Dallas, Houston, Phoenix and San Antonio metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

3.  REAL ESTATE

As of December 31, 2025, we owned 56 commercial properties in the Austin, Dallas, Houston, Phoenix and San Antonio areas comprised of approximately 4.9 million square feet of gross leasable area (“GLA”). Five of the 56 commercial properties are land parcels held for future development.

Property Acquisitions.

On November 6, 2025, we acquired World Cup Plaza, a property that meets our Community Centered Property® strategy, for $34.1 million in cash and net prorations. World Cup Plaza, a 90,391 square foot property, was 87% leased at the time of purchase and is located in Frisco, Texas. The acquisition was funded with a combination of borrowings under the Company’s revolving credit facility and the assumption of mortgage indebtedness secured by the property.

On October 31, 2025, we acquired Ashford Village, a property that meets our Community Centered Property® strategy, for $21.7 million in cash and net prorations. Ashford Village, a 81,519 square foot property, was 99.6% leased at the time of purchase and is located in Houston, Texas. The funding for this acquisition was provided by our credit facility.

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

Unaudited pro forma results of operations. The following unaudited pro forma results summarized below reflect our consolidated results of operations as if our acquisitions for the years ended  December 31, 2025, 2024 and 2023 were acquired on January 1, 2023. The unaudited consolidated pro forma results of operations is not necessarily indicative of what the actual results of operations would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Total revenues	$158,851	$165,855	$164,223
Net income	$45,817	$35,709	$19,802
Net income attributable to Whitestone REIT (1)	$45,187	$35,229	$19,532
Basic Earnings Per Share:	$0.89	$0.70	$0.39
Diluted Earnings Per Share:	$0.86	$0.69	$0.38
Weighted-average common shares outstanding:
Basic	50,959	50,214	49,501
Diluted	52,316	51,347	50,813

(1)	Net income attributable to Whitestone REIT reflects historical ownership percentages.

Acquisition costs. Acquisition-related costs of $0.3 million, $0.2 million and $0.1 million are capitalized in real estate assets in our balance sheets for the years ended December 31, 2025, 2024 and 2023, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

Property dispositions.

On December 3, 2025, we completed the sale of Kempwood Plaza, located in Houston, Texas, for $18.6 million. We recorded a gain on sale of $15.8 million.

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

We have not included 2025, 2024, and 2023 sold properties in discontinued operations as they did not meet the definition of discontinued operations.

4. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of  December 31, 2025 and 2024, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On  January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

The table below presents the Company’s share of net income from its former investment in the real estate partnership which is included in equity (deficit) in earnings of real estate partnership, net on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Year Ended December 31,
	2025	2024	2023

Pillarstone OP	$—	$(28)	$(3,155)

	Year Ended December 31,
	2025	2024 (2)	2023
Rental revenues	$—	$591	$8,459
Property expenses	—	(559)	(9,683)
Other expenses	—	(56)	(2,517)
Net income (loss)(1)	$—	$(24)	$(3,741)

(1)

We rely on reporting provided to us by Pillarstone OP’s general partner for financial information regarding our investment in Pillarstone OP. Because Pillarstone OP financial statements for the year ended December 31, 2024 and 2023 have not been made available to us, we have estimated net income (loss) and its components based on the information available to us at the time of this report.

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

Following the sale of the Uptown Tower property, Whitestone OP filed in the Bankruptcy court a Motion to Compel the payment of $13.6 million from the Uptown Tower closing proceeds relating to Whitestone OP’s subrogation claim as guarantor, which was a secured claim. Thus, the $13.6 million was a receivable as of December 31, 2024, which was settled via the payment in 2025. Following a hearing on  August 18, 2025, the Bankruptcy Court ordered Pillarstone to pay Whitestone OP to the amount of $13.6 million and on  September 8, 2025, Pillarstone paid $13.6 million to Whitestone OP for its subrogation claim as guarantor. On  September 10, 2025 Pillarstone filed a Notice of Appeal of the Court’s order. On  September 15, 2025, the Bankruptcy Court denied Pillarstone’s Motion for Stay Pending Appeal.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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

On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

Following the receipt of the $33.4 million, we applied the amount against the redemption receivable and other related transactions, and accordingly recognized a gain on partnership redemption.

The initial credit loss evaluation of the redemption receivable was performed in 2024, the period in which the receivable was recognized, and is within the scope of ASC 326, Financial Instruments – Credit Losses. Management believed that the value of Pillarstone OP’s unencumbered assets significantly exceeded the Company’s basis in the receivable, although the precise asset value could not be determined as of that date. Using the estimated loss rate method with a zero loss rate, the Company recorded a Current Expected Credit Loss (“CECL”) of zero for 2024.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

5.  ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31, 2025	December 31, 2024
Tenant receivables	$17,025	$17,285
Accrued rents and other recoveries	32,835	29,964
Allowance for doubtful accounts	(13,674)	(14,720)
Other receivables	1,261	1,291
Total	$37,447	$33,820

6.  UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Leasing commissions	$25,165	$21,562
Deferred legal cost	255	257
Deferred financing cost	3,977	4,236
Total cost	29,397	26,055
Less: leasing commissions accumulated amortization	(10,997)	(9,057)
Less: deferred legal cost accumulated amortization	(240)	(232)
Less: deferred financing cost accumulated amortization	(295)	(2,073)
Total cost, net of accumulated amortization	$17,865	$14,693

A summary of expected future amortization of deferred costs is as follows (in thousands):

	Leasing	Deferred	Deferred
Years Ended December 31,	Commissions	Legal Costs	Financing Costs	Total
2026	$2,083	$1	$705	$2,789
2027	1,900	1	705	2,606
2028	1,821	1	705	2,527
2029	1,679	1	705	2,385
2030	1,612	1	631	2,244
Thereafter	5,073	10	231	5,314
Total	$14,168	$15	$3,682	$17,865

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of December 31, 2025 is as follows (in thousands):

Minimum Future Rents (1)
2026	$114,410
2027	100,953
2028	83,707
2029	67,128
2030	48,926
Thereafter	140,342
Total	$555,466

(1)	These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses and rental increases that are not fixed.

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately one to five years.

As of December 31, 2025, the Company had one ground lease and one office machine that were classified as finance leases. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating and finance leases in existence as of December 31, 2025 in which we are the lessee (in thousands):

	Operating Leases	Finance Leases
2026	$250	$83
2027	233	85
2028	96	86
2029	—	81
2030	—	69
Thereafter	—	2,570
Total undiscounted rental payments	579	2,974
Less imputed interest	40	2,233
Total lease liabilities	$539	$741

For the year ended December 31, 2025, the total lease costs for operating and finance leases were $291,000 and $93,000, respectively. The weighted average remaining lease terms for our operating and finance leases at December 31, 2025 were 2.5 and 94 years, respectively. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate was 5.9% for operating and 6.1% for finance leases at December 31, 2025.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

8.  DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	December 31, 2025	December 31, 2024
Fixed rate notes
$375.0 million, 3.40% plus 1.25% to 1.85% Note, due January 31, 2031 (1)	$375,000	$—
$265.0 million, 3.18% plus 1.45% to 2.10% Note, due January 31, 2028 (2)	—	265,000
$20.0 million, 3.67% plus 1.50% note, due January 31, 2028 (3)	—	20,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	28,571	35,714
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	40,000	50,000
$2.5 million, 7.79% Note, due February 28, 2025	—	429
$50.0 million, 3.71% plus 1.50% to 2.10% Note, due September 16, 2026 (4)	—	50,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
$17.7 million, 3.81% Note, due November 6, 2029	17,650	—
Floating rate notes
Unsecured line of credit, SOFR plus 1.30% to 1.90%, due September 19, 2029	51,791	—
Unsecured line of credit, SOFR plus 1.50% to 2.10%, due September 16, 2026	—	75,000
Total notes payable principal	649,352	632,483
Less unamortized debt discount	(997)	—
Less deferred financing costs, net of accumulated amortization	(4,430)	(965)
Total notes payable	$643,925	$631,518

(1)

Promissory note that includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 3.40% through September 30, 2026, 3.36% from October 1, 2026 through January 31, 2028, and 3.42% from February 1, 2028 though January 31, 2031.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

On November 6, 2025, the Company assumed a $17.7 million term loan in connection with the acquisition of the World Cup Plaza property, which matures on November 6, 2029 and bears interest at a stated rate of 3.81%. The assumed loan was initially recorded at its acquisition-date fair value of $16.6 million, with the $1.1 million difference between the contractual principal amount and the fair value recognized as a discount. The discount is amortized to interest expense over the remaining contractual term of the loan using the straight-line method, which approximates the effective interest method. The fair value of the assumed loan was estimated using a discounted cash flow methodology, which considers contractual future cash flows and observable market interest rates for debt instruments with similar terms and credit risk, and is classified within Level 2 of the fair value hierarchy.

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
December 31, 2025

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
December 31, 2025

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

On  September 19, 2025, we, through our Operating Partnership, entered into an unsecured credit facility (the “2025 Facility”) pursuant to that certain Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), by and among the Operating Partnership, the Guarantors from time to time parties thereto, the several financial institutions from time to time party thereto and Bank of Montreal, as administrative agent (the “Administrative Agent”). The A&R Credit Agreement amends and restates that certain Third Amended and Restated Credit Agreement, dated  September 16, 2022 with the Administrative Agent, and the other agents and lenders named therein (as amended, restated, supplemented or otherwise modified prior to  September 19, 2025, the “Prior Credit Agreement”) and replaces the Company’s previous unsecured revolving credit facility, dated  September 16, 2022.

The 2025 Facility is comprised of the following two tranches:

•	$375.0 million unsecured revolving credit facility with a maturity date of September 19, 2029, with two six-month options to extend the maturity date to September 19, 2030 (the “Revolver”); and

•	$375.0 million unsecured term loan with a maturity date of January 31, 2031 (the “Term Loan”).

Borrowings under the 2025 Facility accrue interest (at the Operating Partnership's option) at a Base Rate or Term SOFR plus an applicable margin based upon our then existing total leverage. Based on our current leverage ratio, the Revolver has initial interest rate of Term SOFR plus 1.30%. In addition, the Company entered into interest rate swaps to fix the Term SOFR rates on the Term Loan.

As of December 31, 2025, the interest rate on the Revolver was 5.22%. The Term Loan with the swaps has the following interest rates:

•	3.40% (Term SOFR) plus 1.30% (current applicable margin) through September 30, 2026;

•	3.36% (Term SOFR) plus 1.30% (current applicable margin) from October 1, 2026 through January 31, 2028; and

•	3.42% (Term SOFR) plus 1.30% (current applicable margin) from February 1, 2028 through January 31, 2031.

As of  December 31, 2025, the Term Loan with the swap had a spread of 1.25%.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

As of December 31, 2025, subject to any potential future paydowns or increases in the borrowing base, we have $220.4 million remaining availability under the Revolver. As of December 31, 2025, $426.8 million was drawn on the 2025 Facility and our unused borrowing capacity was $323.2 million, assuming that we use the proceeds of the 2025 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

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

As of December 31, 2025, our $154.0 million in secured debt was collateralized by five properties with a carrying value of $254.4 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of December 31, 2025, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of December 31, 2025 were as follows (in thousands):

Year	Amount Due
2026	$17,143
2027	97,414
2028	17,823
2029	35,517
2030	52,561
Thereafter	428,894
Total	$649,352

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

As of December 31, 2025, we had the following contractual obligations (in thousands):

		Payment due by period (in thousands)
					More than
		Less than 1	1 - 3 years	3 - 5 years	5 years
Consolidated Contractual Obligations	Total	year (2026)	(2027 - 2028)	(2029-2030)	(after 2030)
Long-Term Debt - Principal	$649,352	$17,143	$115,237	$88,078	$428,894
Long-Term Debt - Fixed Interest	120,774	27,431	47,717	42,499	3,127
Long-Term Debt - Variable Interest (1)	12,841	2,703	5,407	4,731	—
Unsecured credit facility - Unused commitment fee (2)	3,070	646	1,293	1,131	—
Operating Lease Obligations	579	250	329	—	—
Finance Lease Obligations	2,974	83	171	150	2,570
Total	$789,590	$48,256	$170,154	$136,589	$434,591

(1)

As of December 31, 2025, we had one loan totaling $51.8 million which bore interest at a floating rate. The variable interest rate payments are based on SOFR plus 1.30% spread adjustment which reflects our new interest rates under our 2025 Facility. The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month SOFR as of December 31, 2025, of 5.22%.

(2)

The unused commitment fees on our unsecured credit facility, payable quarterly, are based on the average daily unused amount of our unsecured credit facility. The fees are 0.20% for facility usage greater than 50% or 0.25% for facility usage less than 50%. The information in the table above reflects our projected obligations for our unsecured credit facility based on our December 31, 2025 balance of $426.8 million.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

9.  DERIVATIVES AND HEDGING ACTIVITIES

The estimated fair value of our interest rate swaps is as follows (in thousands):

December 31, 2025
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$879
Accounts payable and accrued expenses	$(478)

December 31, 2024
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$5,792

On  September 19, 2025, we, through our Operating Partnership, entered an interest rate swap with Bank of Montreal that fixed the unhedged SOFR portion of Term Loan under the 2025 Facility at 3.42%. The notional amount of the swap begins at $100 million on  October 29, 2022, and increases to $265 million on  February 1, 2024, maturing on  January 31, 2028. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned beginning and ending notionals of $20.7 million and $54.8 million of the swap, respectively, to U.S. Bank, National Association, beginning and ending notionals of $25.4 million and $67.2 million of the swap, respectively, to Truist Bank, beginning and ending notionals of $20.7 million and $54.8 million of the swap, respectively, to Capital One, National Association, and beginning and ending notionals of $5.9 million and $15.7 million of the swap, respectively, to Associated Bank. See Note 8 (Debt) for additional information regarding the 2025 Facility. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On October 7, 2024, Whitestone REIT, operating through its subsidiary Whitestone REIT Operating Partnership, entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.665% plus bank credit spreads (that are currently 1.5%, through January 31, 2028), or an all-in rate of 5.165%, maturing on January 31, 2028. See Note 8 (Debt) for additional information regarding the 2022 Facility. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The Company does not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)

Year Ended December 31, 2025	$(5,390)	Interest expense	$2,963
Year Ended December 31, 2024	$3,178	Interest expense	$5,911
Year Ended December 31, 2023	$(3,452)	Interest expense	$6,825

(1)	There was no ineffective portion of our interest rate swaps recognized in earnings for the years ended December 31, 2025, 2024 and 2023.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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

Certain of our performance-based restricted common shares are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share.  During the years ended December 31, 2025, 2024 and 2023, 642,777, 652,786, and 693,803 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Year Ended
	December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net Income	$50,556	$37,373	$19,450
Less: Net income attributable to noncontrolling interests	(630)	(480)	(270)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$49,926	$36,893	$19,180

Denominator:
Weighted average number of common shares - basic	50,959	50,214	49,501
Effect of dilutive securities:
Unvested restricted shares	1,357	1,133	1,312
Weighted average number of common shares - dilutive	52,316	51,347	50,813

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.98	$0.73	$0.39
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.95	$0.72	$0.38

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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

For federal income tax purposes, the cash distributions to shareholders are characterized as follows for the years ended December 31:

	2025	2024	2023
Ordinary income (unaudited)	82.5%	61.2%	97.8%
Return of capital (unaudited)	—	1.6%	2.2%
Capital gain distributions (unaudited)	17.5%	37.2%	—
Total	100.0%	100.0%	100.0%

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

The Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to  January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for the majority of its investment in Pillarstone OP. We reclassified our investment (defined in Note 4) in Pillarstone OP to a receivable on our balance sheet after estimating 25 days of our share of the equity investment income. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026. Please refer to Note 4 (Investment in Real Estate Partnership) for more information on our accounting treatment of our former investment in Pillarstone OP.

The following table presents the revenue and expenses with Pillarstone OP included in our consolidated statements of operations and comprehensive income (loss) for the years ended  December 31, 2025, 2024 and 2023 (in thousands):

	Location of Revenue (Expense)	2025	2024	2023
Rent	Operating and maintenance	$—	$—	$(15)
Property management fee income	Management, transaction, and other fees	$—	$—	$—

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

13.  EQUITY

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

Sales of the Shares, if any, under the Equity Distribution Agreements may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including block sales, negotiated sales and sales made directly on the New York Stock Exchange or sales made to or through a market maker or through an electronic communications network. Each Placement Agent will be entitled to compensation of up to 2.0% of the gross sales price of all Shares sold through it under the applicable Equity Distribution Agreement. Subject to the terms and conditions of the Sales Agreement, the applicable Placement Agent will use its commercially reasonable efforts to sell on the Company’s behalf any Shares to be offered by the Company under the Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreement. We did not sell any shares under the ATM Program during the year ended December 31, 2025.

On  May 20, 2022, our universal shelf registration statement on Form S-3 (File No. 333-264881) (the "2022 Registration Statement") was declared effective by the SEC, which registers the issuance and sale by us of up to $500 million in securities from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights.

On  September 9, 2022, we entered into eleven equity distribution agreements for an at-the-market equity distribution program (the “2022 Equity Distribution Agreements”) providing for the issuance and sale of up to an aggregate of $100 million of the Company’s common shares pursuant to our Registration Statement on Form S-3 (File No. 333-264881). The 2022 Registration Statement, which registered the 2022 ATM Program, expired on May 20, 2025. As a result, no further shares of common stock may be sold under the 2022 ATM Program.

We have in the past, and expect to in the future, enter into at-the-market equity distribution programs providing for the issuance and sale of common shares. Actual sales will depend on a variety of factors determined by us from time to time, including (among others) market conditions, the trading price of our common shares, capital needs and our determinations of the appropriate sources of funding for us, and were made in transactions that will be deemed to be “at-the-market” offerings as defined in the Securities Act.

During the year ended December 2025, we did not sell shares under the 2022 equity distribution agreements.  During the year ended December 31, 2024, we sold 579,964 common shares under the 2022 Equity Distribution Agreement, with net proceeds to us of approximately $7.6 million. In connection with such sales, we paid compensation of approximately $116,000 to the sales agents. During the year ended December 2023, we did not sell shares under the 2022 Equity Distribution Agreements.

During the year ended December 31, 2025, we did not sell any shares under the ATM Program.

Operating Partnership Units

Substantially all of our business is conducted through the Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of December 31, 2025, we owned a 98.8% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of December 31, 2025 and 2024, there were 51,601,830 and 51,218,415 OP units outstanding, respectively.  We owned 50,967,771 and 50,569,102 OP units as of December 31, 2025 and 2024, respectively. The balance of the OP units is owned by third parties, including certain trustees.  Our weighted-average share ownership in the Operating Partnership was approximately 98.8%, 98.7% and 98.6% for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025 and 2024, 15,254 and 43,747 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

Distributions

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per share) in each indicated quarter (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2025
Fourth Quarter	$0.1350	$6,858	$0.1350	$87	$6,945
Third Quarter	0.1350	6,858	0.1350	87	6,945
Second Quarter	0.1350	6,845	0.1350	87	6,932
First Quarter	0.1350	6,845	0.1350	87	6,932
Total	$0.5400	$27,406	$0.5400	$348	$27,754

2024
Fourth Quarter	$0.1238	$6,247	$0.1238	$81	$6,328
Third Quarter	0.1238	6,194	0.1238	80	6,274
Second Quarter	0.1238	6,162	0.1238	80	6,242
First Quarter	0.1200	5,969	0.1200	80	6,049
Total	$0.4914	$24,572	$0.4914	$321	$24,893

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

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
December 31, 2025

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

On  March 7, 2023, the Compensation Committee approved the grant of an aggregate of 228,025 TSR Units and 228,025 time-based restricted common share units under the 2018 Plan to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $9.55 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the  June 30, 2023 grant date to the end of the performance period,  December 31, 2025. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $8.72 and vest annually in three equal installments. On January 2, 2026, the remaining unvested 221,156 TSR units that were granted on June 30, 2023 vested at 200% achievement into 442,312 common shares. The vesting condition was satisfied on December 31, 2025, and the shares were issued on January 2, 2026.

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

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2025 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2025	943,551	$11.80
Granted	558,784	11.10
Vested	(390,709)	12.08
Forfeited	(20,562)	12.43
Non-vested at December 31, 2025	1,091,064	11.33
Available for grant at December 31, 2025	2,296,975

(1)	The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended  December 31, 2025, 2024 and 2023 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Year Ended December 31, 2025	558,784	$11.10	(390,709)	$4,720
Year Ended December 31, 2024	415,329	$13.87	(446,917)	$3,151
Year Ended December 31, 2023	480,184	$9.30	(231,600)	$1,841

Total compensation recognized in earnings for share-based payments was $5.3 million, $4.6 million, and $3.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

We expect to record approximately $6.9 million in share-based compensation subsequent to the year ended December 31, 2025. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 22 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of December 31, 2025, the TSR Peer Group Ranking called for 200%, 150%, and 150% attainment of the TSR Units granted in 2023, 2024, and 2025, respectively.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

15. GRANTS TO TRUSTEES

On December 24, 2025, five independent trustees were granted a total of 58,582 common shares, which vest immediately and are prorated based on date appointed. The 58,582 common shares granted to our trustees had a grant fair value of $13.7 per share. The fair value of the shares granted during the year ended December 31, 2025 was determined using quoted prices available on the date of grant.

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

Following the sale of the Uptown Tower property, Whitestone OP filed in the Bankruptcy court a Motion to Compel the payment of $13.6 million from the Uptown Tower closing proceeds relating to Whitestone OP’s subrogation claim as guarantor, which was a secured claim. Following a hearing on  August 18, 2025, the Bankruptcy Court ordered Pillarstone to pay Whitestone OP to the amount of $13.6 million on  September 8, 2025, and Pillarstone paid $13.6 million to Whitestone OP for its subrogation claim as guarantor. On  September 10, 2025, Pillarstone filed a Notice of Appeal of the Court’s order. On  September 15, 2025, the Bankruptcy Court denied Pillarstone’s Motion for Stay Pending Appeal.

Litigation between the Company and Pillarstone REIT

On  September 16, 2022, Pillarstone Capital REIT and Pillarstone OP filed suit against the Company and certain of its subsidiaries (Whitestone TRS, Inc. and Whitestone OP) along with certain of its executives (Peter Tropoli, Christine Mastandrea,  and David Holeman) in the District Court of Harris County, Texas, alleging claims relating to the limited partnership agreement between Pillarstone Capital REIT and Whitestone OP, as well as the termination of Management Agreements between Pillarstone OP and Whitestone TRS, Inc. On   November 25, 2022, the claims against Peter Tropoli, Christine Mastandrea and David Holeman were dismissed. The claimants seek monetary relief in excess of $1 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action. This litigation is subject to the Settlement Agreement discussed below in the section headed “Pillarstone Rights Plan.”

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
December 31, 2025

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

The matter was submitted to the 14th Court of Appeals on January 8, 2026, and a decision is pending.

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

A third-party Bankruptcy Plan Agent was appointed and granted the sole and exclusive authority to administer the claims related to the Pillarstone Bankruptcy, including the authority to object to the allowance of claims and to enforce, assert, and settle retained causes of action and to direct and cause the Pillarstone Debtors to make all payments and distributions under the bankruptcy plan. Whitestone OP and the Plan Agent negotiated a resolution of all pending disputes in the Pillarstone Bankruptcies, and on October 18, 2025, filed a settlement agreement with the Bankruptcy Court to resolve and confirm all issues regarding the Pillarstone Bankruptcies including all claims and causes of action asserted by or that could have been asserted by the Pillarstone Debtors against Whitestone OP and by Whitestone OP against the Pillarstone Debtors including Whitestone OP’s Delaware litigation against Pillarstone REIT and the litigation between Pillarstone OP and the Company (the “Settlement Agreement”). The Settlement Agreement requires Court approval under Bankruptcy Rule 9019. If the Court enters a Final Order approving the Settlement Agreement (the “9019 Order”), the Settlement Agreement shall be effective and binding on the Parties-and each of their respective successors and assigns as of the date of entry (the “Settlement Effective Date”).

On December 10, 2025 the Court approved the Settlement and directed Pillarstone debtors to distribute all funds remaining in the partnership estate following the satisfaction of the claims and Reserve Funds noted above to Whitestone. On December 12, 2025, the Company received $33.4 million from Pillarstone. Remaining in the debtor’s estate are approximately $6.5 million in cash and reserves for administrative claims, taxes, and general unsecured claims, any excess of which shall be distributed to the Company.

The Settlement Agreement directs the Partnership to distribute all funds remaining after the payment of $4.05 million to Pillarstone Capital REIT and a reserve of $2.5 million for claims, taxes and administrative expenses to Whitestone. The Settlement Agreement establishes three reserve funds using the partnership estate funds in the aggregate amount of $2.5 million to support the Plan Agent's claim administration process (the “Reserve Funds”). Remaining in the Pillarstone estate, after the $33.4 million distribution to Whitestone and the $4.05 million distribution to Pillarstone Capital REIT, is approximately $4.0 million in cash and $2.5 million in reserves. Whitestone expects to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026. These amounts are in addition to a $13.6 million payment made to Whitestone related to Whitestone’s secured claim for the Uptown Tower guaranty payment.

On December 12, 2025, The Company received $33.4 million from Pillarstone Capital REIT Operating Partnership, L.P. (the “Partnership”) following the Bankruptcy court’s, approval of the settlement agreement under Bankruptcy Rule 9019.

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
December 31, 2025

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

The table below provides revenues and significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024	2023

Revenues
Total revenues	$160,859	$154,282	$146,969
Less:
Depreciation and amortization	35,929	34,894	32,966
Operating and maintenance	31,825	28,205	27,948
Real estate taxes	18,310	17,773	18,016
General and administrative	21,218	23,189	20,653
Interest expense	33,672	34,035	32,866
Extinguishment of debt cost	798	—	—
Gain on sale of properties	(29,957)	(22,125)	(9,006)
Loss on disposal of assets, net	239	547	522
Gain on partnership redemption	(2,075)	—	—
Interest, dividend and other investment income	(138)	(87)	(51)
Add:
Deficit in earnings of real estate partnership	—	(28)	(3,155)
Provision for income tax	(482)	(450)	(450)
Net income	50,556	37,373	19,450

Less: Net income attributable to noncontrolling interests	630	480	270

Net income attributable to Whitestone REIT	$49,926	$36,893	$19,180

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended  December 31, 2025 and 2024 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2025
Revenues	$38,003	$37,892	$41,048	$43,916
Net income	$3,748	$5,118	$18,565	$23,125
Net income attributable to Whitestone REIT	$3,701	$5,054	$18,333	$22,838
Basic Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.07	$0.10	$0.36	$0.45
Diluted Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.07	$0.10	$0.35	$0.43

2024
Revenues	$37,164	$37,647	$38,633	$40,838
Net income	$9,464	$2,626	$7,723	$17,560
Net income attributable to Whitestone REIT	$9,340	$2,592	$7,624	$17,337
Basic Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.19	$0.05	$0.15	$0.34
Diluted Earnings per share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares(1)	$0.18	$0.05	$0.15	$0.33

(1)

The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period’s computation being based on the weighted average number of common shares outstanding during that period.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

19. SUBSEQUENT EVENTS

None.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

Whitestone REIT and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

December 31, 2025

	(in thousands)
	Balance at		Deductions	Balance at
	Beginning		from	End of
Description	of Year	Charges(1)	Reserves	Year
Allowance for doubtful accounts:
Year ended December 31, 2025	$14,720	$877	$(1,923)	$13,674
Year ended December 31, 2024	13,570	1,228	(78)	14,720
Year ended December 31, 2023	13,822	951	(1,203)	13,570

(1)	For the years ended December 31, 2025, 2024, and 2023 charges were reductions (additions) to revenue.

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Whitestone Properties:
Ahwatukee Plaza	$5,126	$4,086	$2,031	$—	$5,126	$6,117	$11,243
Anderson Arbor	4,679	23,545	506	—	4,679	24,051	28,730
Anthem Marketplace	4,790	17,973	2,600	—	4,790	20,573	25,363
Anthem Marketplace Phase II	204	—	299	—	204	299	503
Arcadia Towne Center	7,992	17,227	147	—	7,992	17,374	25,366
Ashford Village	6,512	15,359	—		6,512	15,359	21,871
BLVD Place	63,893	90,942	10,183	—	63,893	101,125	165,018
The Citadel	472	1,777	3,746	—	472	5,523	5,995
City View Village	2,044	4,149	127	—	2,044	4,276	6,320
Dana Park Pad	890	4,034	(1)	—	890	4,033	4,923
Davenport Village	11,367	34,101	3,385	—	11,367	37,486	48,853
Eldorado Plaza	16,551	30,746	2,235	—	16,551	32,981	49,532
Fountain Square	5,573	9,828	3,405	—	5,573	13,233	18,806
Fulton Ranch Towne Center	7,604	22,612	3,302	—	7,604	25,914	33,518
Garden Oaks Shopping Center	13,087	15,330	613	—	13,087	15,943	29,030
Gilbert Tuscany Village	1,767	3,233	1,390	—	1,767	4,623	6,390
Heritage Trace Plaza	6,209	13,821	2,235	—	6,209	16,056	22,265
Headquarters Village	7,171	18,439	3,141	—	7,171	21,580	28,751
Keller Place	5,977	7,577	1,279	—	5,977	8,856	14,833
Lakeside Market	18,116	35,290	4,909	—	18,116	40,199	58,315
Lake Woodlands Crossing	—	12,069	1,223	—	—	13,292	13,292
La Mirada	12,853	24,464	4,631	—	12,853	29,095	41,948
Las Colinas Village	16,706	18,098	2,555	—	16,706	20,653	37,359
Lion Square	1,546	4,289	10,938	—	1,546	15,227	16,773
The MarketPlace at Central	1,305	5,324	1,729	—	1,305	7,053	8,358
Market Street at DC Ranch	9,710	26,779	15,231	—	9,710	42,010	51,720
Paradise Plaza	6,155	10,221	2,211	—	6,155	12,432	18,587
Parkside Village North	3,877	8,629	419	—	3,877	9,048	12,925
Parkside Village South	5,562	27,154	1,699	—	5,562	28,853	34,415
Pinnacle of Scottsdale	6,648	22,466	3,041	—	6,648	25,507	32,155
Pinnacle of Scottsdale Phase II	883	4,659	2,811	—	883	7,470	8,353
The Promenade at Fulton Ranch	5,198	13,367	3,235	—	5,198	16,602	21,800
Quinlan Crossing	9,561	28,683	1,552	—	9,561	30,235	39,796
San Clemente	2,474	9,269	(251)		2,474	9,018	11,492
Seville	6,913	25,518	5,261	—	6,913	30,779	37,692
Scottsdale Commons	9,241	12,929	926	—	9,241	13,855	23,096
Shaver	184	633	193	—	184	826	1,010
Shops at Pecos Ranch	3,781	15,123	2,161	—	3,781	17,284	21,065
Shops at Starwood	4,093	11,487	1,526	—	4,093	13,013	17,106
South Hulen	5,318	28,155	—		5,318	28,155	33,473
Starwood Phase III	1,818	7,069	4,049	—	1,818	11,118	12,936
The Shops at Williams Trace	5,920	14,297	3,522	—	5,920	17,819	23,739
The Strand at Huebner Oaks	5,805	12,335	1,336	—	5,805	13,671	19,476
Sunset at Pinnacle Peak	3,610	2,734	1,319	—	3,610	4,053	7,663
Terravita Marketplace	7,171	9,392	5,153	—	7,171	14,545	21,716
Town Park	850	2,911	876	—	850	3,787	4,637

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Village Shops at Dana Park	1,423	4,110	—	—	1,423	4,110	5,533
Village Square at Dana Park	10,877	40,250	11,225	—	10,877	51,475	62,352
Williams Trace Plaza	6,800	14,003	7,373	—	6,800	21,376	28,176
Windsor Park	2,621	10,482	9,448	—	2,621	19,930	22,551
World Cup Plaza	10,305	23,421	—	—	10,305	23,421	33,726
Total Whitestone Properties	$359,232	$820,389	$150,924	$—	$359,232	$971,313	$1,330,545

Land Held for Development:
Anderson Arbor PAD	904	—	—	—	904	—	904
BLVD Place Phase II-B	10,500	—	3,762	2,692	10,500	6,454	16,954
Dana Park Development	4,000	—	—	—	4,000	—	4,000
Eldorado Plaza Development	911	—	94	—	911	94	1,005
Market Street at DC Ranch	704	—	—	—	704	—	704
Total - Land Held for Development	$17,019	$—	$3,856	$2,692	$17,019	$6,548	$23,567

Grand Totals - Whitestone Properties	$376,251	$820,389	$154,780	$2,692	$376,251	$977,861	$1,354,112

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands) (6)	Construction	Acquired	Life (in years)
Whitestone Properties:
Ahwatukee Plaza		$2,076		8/16/2011	5-39 years
Anderson Arbor		2,543		12/01/2021	5-39 years
Anthem Marketplace		6,600		6/28/2013	5-39 years
Anthem Marketplace Phase II		392	3/1/2019		5-39 years
Arcadia Towne Center		1,863		6/12/2023	5-39 years
Ashford Village		262		10/31/2025	5-39 years
BLVD Place	(3)	22,687		5/26/2017	5-39 years
The Citadel		3,855		9/28/2010	5-39 years
City View Village		1,202		3/31/2015	5-39 years
Dana Park Pad		440		12/2/2022	5-39 years
Davenport Village		11,099		5/27/2015	5-39 years
Eldorado Plaza		7,753		5/3/2017	5-39 years
Fountain Square		5,946		9/21/2012	5-39 years
Fulton Ranch Towne Center		7,824		11/5/2014	5-39 years
Garden Oaks		1,537		2/20/2024	5-35 years
Gilbert Tuscany Village		2,298		6/28/2011	5-39 years
Heritage Trace Plaza		5,062		7/1/2014	5-39 years
HQ Village		7,954		3/28/2013	5-39 years
Keller Place		2,782		8/26/2015	5-39 years
Lakeside Market		5,213		7/8/2021	5-39 years
Lake Woodlands Crossing		2,084		12/21/2022	5-39 years
La Mirada		7,538		9/30/2016	5-39 years
Las Colinas Village	(4)	3,698		12/6/2019	5-39 years
Lion Square		7,470		1/1/2000	5-39 years
The MarketPlace at Central		3,402		11/1/2010	5-39 years
Market Street at DC Ranch		17,230		12/5/2013	5-39 years
Paradise Plaza		4,716		8/8/2012	5-39 years
Parkside Village North		2,610		7/2/2015	5-39 years
Parkside Village South		8,209		7/2/2015	5-39 years
Pinnacle of Scottsdale		9,915		12/22/2011	5-39 years
Pinnacle of Scottsdale Phase II		3,065	3/31/2017		5-39 years
The Promenade at Fulton Ranch		4,996		11/5/2014	5-39 years
Quinlan Crossing		8,722		8/26/2015	5-39 years
San Clemente		383		5/5/2025	5-39 years
Seville	(4)	7,637		9/30/2016	5-39 years
Scottsdale Commons		1,306		4/5/2024	5-40 years
Shaver		644		12/17/1999	5-39 years
Shops at Pecos Ranch		6,193		12/28/2012	5-39 years
South Hulen		926		6/16/2025	5-39 years
Shops at Starwood		5,069		12/28/2011	5-39 years
Starwood Phase III		3,961	12/31/2016		5-39 years
The Shops at Williams Trace		5,701		12/24/2014	5-39 years
The Strand at Huebner Oaks	(4)	4,497		9/19/2014	5-39 years
Sunset at Pinnacle Peak		1,749		5/29/2012	5-39 years
Terravita Marketplace		4,958		8/8/2011	5-39 years
Town Park		3,074		1/1/1999	5-39 years

WHITESTONE REIT AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025

Whitestone REIT and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands) (6)	Construction	Acquired	Life
Village Shops at Dana Park		201		12/12/2024	5-40 years
Village Square at Dana Park		17,766		9/21/2012	5-39 years
Williams Trace Plaza		5,552		12/24/2014	5-39 years
Windsor Park		11,999		12/16/2003	5-39 years
World Cup Plaza	(5)	281		11/6/2025	5-39 years
		$264,940

Land Held for Development:
BLVD Place Phase II-B		—		5/26/2017	Land - Not Depreciated
Dana Park Development		—		9/21/2012	Land - Not Depreciated
Eldorado Plaza Development		—		12/29/2017	Land - Not Depreciated
Fountain Hills Pad Site		—		10/7/2013	Land - Not Depreciated
Market Street at DC Ranch		—		12/5/2013	Land - Not Depreciated
Total - Land Held For Development		$—

Grand Totals - Whitestone Properties		$264,940

(1)	Reconciliations of total real estate carrying value for each of the three years ended December 31, follows (in thousands):

	2025	2024	2023
Balance at beginning of period	$1,248,223	$1,221,466	$1,199,041
Additions during the period:
Acquisitions	104,192	56,861	25,474
Improvements	28,291	25,239	17,055
	132,483	82,100	42,529
Deductions - cost of real estate sold or retired	(26,594)	(55,343)	(20,104)
Balance at close of period	$1,354,112	$1,248,223	$1,221,466

(2)	The aggregate cost of real estate for federal income tax purposes is $1.2 billion.
(3)	This property secures a $80.0 million mortgage note.
(4)	This property secures a $56.3 million mortgage note.
(5)	This property secures a $17.7 million mortgage note.
(6)	Reconciliation of accumulated depreciation for each of the three years ended December 31, follows (in thousands):
	2025	2024	2023

Balance at beginning of period	$246,534	$229,767	$208,286
Additions during the period:
Depreciation expense	32,444	31,930	30,668

Deductions during the period:
Accumulated depreciation of real estate dispositions	(14,038)	(15,163)	(9,187)
Balance at close of period	$264,940	$246,534	$229,767