Form 10-K/A
period 2025-12-31
Whitestone REIT
filed 2026-04-30
CIK 1175535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

Amendment No. 1

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
(Address of Principal Executive Offices; Zip Code)
(713) 827-9595
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	WSR	New York Stock Exchange
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
Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check
mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $556,553,575.
As of March 3, 2026, the registrant had 51,391,734 shares outstanding of its common stock, $0.001 par value per share, outstanding.

Auditor Firm ID	Auditor Name	Auditor Location
100	WithumSmith+Brown, P.C.	Houston, Texas

EXPLANATORY NOTE
Whitestone REIT (also referred to herein as “we,” “our,” “us,” “Whitestone” and the “Company”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on March 6, 2026. We are filing this Amendment No. 1 to the Original Filing (the “Amended Filing”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders (the “2026 Annual Meeting”). Additionally, this Amended Filing hereby amends and restates the cover page of the Original Filing to remove the statement that information is being incorporated by reference from our definitive proxy statement.
In addition, as required
by
Rule
12b-15
under the Securities Act of 1934, as amended, this Amended Filing also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Filing. Because no consolidated financial statements have been included in this Amended Filing and this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Item 15 of Part IV has been amended and restated to include two additional material agreements pursuant to Item 601(b)(10) of Regulation
S-K
which were inadvertently omitted from the Original Filing. Exhibit 21.1 has also been amended to correct the list of our subsidiaries pursuant to
Rule 1-02(w)
of Regulation
S-X.
No other information in the Original Filing is amended hereby.
In
connection
with the entry into an Agreement and Plan of Merger with certain Ares Real Estate funds, we deferred the
2026 Annual Meeting, and the information that was previously contemplated to be incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting is included in this Amended Filing.
Except for the foregoing amended information or where otherwise noted, this Amended Filing does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. This Amended Filing should be read in conjunction with the Original Filing.
Cautionary Statement Regarding Forward-Looking Statements
This Amended Filing contains forward-looking statements, which include all statements that do not relate solely to historical or current facts, such as statements regarding our expectations, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the following words: “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “ongoing,” “outlook,” “should,” “seek,” “target,” “will,” “would,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements speak only as of the date they are made. Whitestone undertakes no obligation to update or review any forward-looking statements, except as required by law, whether as a result of new information, future events or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Trustees
Set forth below are the biographies of each trustee, including their ages and positions and offices held with the Company as
of the date hereof.
Julia B. Buthman, Age 66

Trustee Since:
2023
WSR Committees:
Nominating and Corporate Governance (Chair), Audit

Other Experience and Education:

•
Managing Director of Prudential Private Capital

•
Managing Director of Bank of Montreal

•
Chair, Advisory Council of Metro Educational Foundation

•
Vice-Chair of United Methodist Hospital and Health Care System

•
Executive Committee and Finance Chair, North Texas Food Bank

•
Bachelor of Science in Psychology, Oklahoma State University

•
MBA, University of Houston Bauer School of Business

Key Experience and Trustee Background

•
Julia Buthman is a seasoned investment professional with more than 35 years of experience in senior debt, subordinated debt and structured equity investments in both public and private companies, providing critical knowledge regarding the financial structuring of REITs.

•
Ms. Buthman provides the Board of Trustees with extensive experience serving clients across various sectors including, retail, manufacturing, industrial services, financial services and real estate, and REITs, notably advising on financing structures at Lion Industrial Properties and EPR Properties.

•	Ms. Buthman has been a member of the Board of Trustees since 2023. She is currently serving as the chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee.
Ms. Buthman is a former Managing Director of Prudential Private Capital (PPC), where she oversaw the Dallas Corporate Finance office covering multiple growth cities in Texas, Oklahoma, Missouri, Kansas, Arkansas, and Louisiana. Ms. Buthman served on the boards of several of PPC’s portfolio companies, including heading up the Audit and Compensation Committees. In addition, she served on PPC’s senior management team, providing valuable input into strategy, execution and human capital management. Prior to PPC, Ms. Buthman served as a Managing Director at Bank of Montreal (BMO), where she was a member of the Special Assets group, responsible for managing multiple real estate investments and assets across various sectors including, retail, commercial, residential and office. Additionally, Ms. Buthman was responsible for heading a new Chicago-based vertical focused on the retail industry. Throughout her tenure at both Prudential and BMO, Ms. Buthman advised clients within the real estate industry on capital management, strategy and M&A. Ms. Buthman earned a Bachelor of Science degree in Psychology from Oklahoma State University and an MBA from the University of Houston Bauer School of Business.

Amy S. Feng, Age 60

Current Role:
Executive Vice President, Strategic Situations and Investor Relations
of
Edelman Smithfield
Trustee Since:
2022
WSR Board Committees:
Chair of the Board, Audit, Compensation

Other Current Boards and Affiliations:

•
Certified Director designation, National Association of Corporate Directors (NACD)

•
Former Director, San Francisco Chapter of the National Investor Relations Institute (NIRI)

Other Experience and Education:

•
Head of Investor Relations of Shopify

•
Managing Director of Joele Frank Wilkinson Brimmer Katcher

•
Executive Vice President of Abernathy MacGregor

•
Managing Director and Senior Research Analyst of JMP Securities

•
Equity Research Senior Analyst for Lehman Brothers

•
Bachelor of Arts in Chemistry, Cornell University

•
Ph.D. in Chemistry, University of California, Berkeley

•
MBA, Northwestern University

Key Experience and Trustee Background

•
Amy Feng has over 25 years of experience advising
c-suite
executives and boards of directors on financial transactions, including mergers and acquisitions, initial public offerings, digital transformations, leadership transitions, cyber breaches, shareholder activism, growth and revenue drivers, risk and litigation matters.

•
Ms. Feng provides the Board of Trustees with significant financial and real estate expertise gained through providing strategic advice to some of the largest REITs throughout her multi-decade career, including American Campus Communities, Cedar Fair, ClubCorp, Healthcare Trust of America, Iron Mountain, Monmouth Real Estate, Prologis, and Public Storage on various strategic matters.

•
Ms. Feng has been a member of the Board of Trustees since 2022 and has served as Chair of the Board since 2024. Ms. Feng is a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Ms. Feng currently serves as Managing Director at H/Advisors Abernathy, a top-ranked
strategy and communications firm. Prior to rejoining Abernathy, she served as Executive Vice President at Edelman Smithfield, as Shopify’s Global Head of Investor Relations and as a Managing Director at Joele Frank Wilkinson Brimmer Katcher. Ms. Feng has advised executives and Boards on a wide range of critical issues of importance to shareholders and other stakeholders. Her collective work experience and positions on NACD and NIRI equip her with the ability to help Boards elevate their performance and create long-term value. Ms. Feng has also served as a Managing Director and Senior Research Analyst at JMP Securities and as an Equity Research Senior Analyst at Lehman Brothers. Ms. Feng earned a Bachelor of Arts degree with honors in Chemistry from Cornell University, a Ph.D.
in
Chemistry from the University of California, Berkeley, and an MBA from Northwestern University.
Kristian M. Gathright, Age 53

Trustee Since:
2024
WSR Board Committees:
Audit, Nominating and Corporate Governance

Other Current Boards and Affiliations:

•
Senior Advisor for Hilton

•
Senior Advisor for Derive Ventures

•
Board Member of the University of Virginia Foundation and McIntire School of Commerce Foundation

•
Investment Committee Chair of the Community Foundation for a Greater Richmond Board
(Not-for-Profit)

Other Experience and Education:

•
Former Executive Vice President, Chief Operating Officer and Board Member of Apple Hospitality REIT, Inc. (NYSE: APLE)

•
Former Director, Spirit Realty Capital (NYSE: SRC)

•
Former President, Courtyard Franchise Advisory Council

•
Former American Hotel & Lodging Association Board Member

•
Former Virginia Chamber of Commerce Board Member

•
Former Assistant Vice President and Investor Relations Manager, Cornerstone Realty Income Trust

•
Former Regional Controller and Asset Manager, United Dominion Realty

•
Former EY Auditor

•
Bachelor of Science, Accounting, University of Virginia

Key Experience and Trustee Background

•
Kristian Gathright has deep real estate experience at both the board and executive levels, including playing a key role on the Board of Trustees of Spirit Realty (NYSE: SRC), a ~$9B Enterprise Value net lease REIT with over 29 million square feet of retail assets, in connection with Spirit Realty’s premium sale to a strategic acquirer.

•
Ms. Gathright provides the Board of Trustees with significant real estate executive and board experience and B2C knowledge that will be highly complementary and has successfully led and overseen value enhancing matters including M&A, capital raises and investor engagement initiatives.

From March 2019 until February 2026, Ms. Gathright served as a board member of Apple Hospitality REIT (NYSE: APLE) (“Apple Hospitality”), which owns one of the largest and most diverse portfolios of upscale, rooms-focused hotels in the United States. During a span of over
20
years, she served in various roles at Apple Hospitality, including Chief Operating Officer, and has direct experience overseeing operations, strategic decision-making, capital raises and investor relations functions. In addition, Ms. Gathright was instrumental in Apple Hospitality 2015 listing on the NYSE and its ownership transition from retail to institutional shareholders. Prior to joining Apple Hospitality, Ms. Gathright served in investor relations, asset management, accounting and audit roles with Cornerstone Realty Income Trust, United Dominion Realty and EY. She also served for ten years as the President of the Courtyard Franchise Advisory Council and as an American Hotel and Lodging Association board member, Ms. Gathright earned a Bachelor of Science degree in Accounting at the University of Virginia.
David K. Holeman, Age 62

Current Role:
Chief Executive Officer of Whitestone REIT
Trustee Since:
2022

Other Experience and Education:

•
Chief Financial Officer of Whitestone REIT

•
Chief Financial Officer of Gexa Energy

•
Chief Financial Officer and Controller of Houston Cellular Telephone Company/Cingular Wireless

•
Director of Restructuring of Coram Healthcare and numerous finance roles with H.M.S.S., a NASDAQ-listed medical provider (acquired by Coram)

•
Auditor with Deloitte & Touche, LLP

•
Certified Public Accountant (CPA)

•
Bachelor of Business Administration in Accounting, Abilene Christian University

Key Experience and Trustee Background

•
David Holeman has over 35 years of public company experience, including over 15 years of
C-Suite
level experience in the real estate sector. Over that time Mr. Holeman has used his business acumen to provide strategic leadership and sound decision making and has led multiple capital raising efforts, including initial public and follow-on
equity offerings.

•
Holeman provides the Board of Trustees with strong financial, operational, strategic and leadership skills, and deep knowledge of the Company and its customers garnered over his
18-year
tenure with Whitestone.

•	Holeman has served as Whitestone’s CEO since January 2022 and was elected to the Board of Trustees in May 2022. Prior to becoming CEO, he served as the CFO of Whitestone from 2006-2021.

Before joining Whitestone, Mr. Holeman was Chief Financial Officer and Corporate Secretary at Gexa Energy, a NASDAQ-listed retail electricity provider, where he oversaw all financial, tax, treasury, investor relations and human resource functions. Notably, Mr. Holeman was instrumental in the successful sale of Gexa Energy to NextEra (NYSE: NEE) in 2005. Prior to his time at Gexa, Mr. Holeman was Chief Financial Officer, Head of Shared Services and Controller at Houston Cellular Telephone Company/Cingular Wireless, a subsidiary of AT&T. Prior to his time at Houston Cellular, Mr. Holeman served as the Director of Restructuring for Coram Healthcare, a NYSE-listed medical provider. He also held various financial roles with H.M.S.S., a NASDAQ-listed medical provider, which was acquired by Coram. Mr. Holeman began his career as an auditor with Deloitte in Kansas City, is a CPA, and earned a Bachelor of Business Administration degree in accounting from Abilene Christian University.
Jeffrey A. Jones, Age 70

Current Role:
Managing Director of Stephens Inc.
Trustee Since:
2020
WSR Board Committees:
Audit (Chair), Compensation

Other Current Boards and Affiliations:

•
Advisory Board of the Alternative Asset Center at the Cox School
of
Business at Southern Methodist University

Other Experience and Education:

•
President and Partner of Blackhill Partners

•
Chief Restructuring Officer of Black Elk Energy

•
Former Director, Falcon Steel

•
Former Director, Greatwide Logistics Services

•
Former Director, First Family Group

•
Chartered Financial Analyst

•
Certified Turnaround Professional

•
Bachelor of Business Administration in Accounting and Finance, Southern Methodist University

•
FINRA Series 7, 63 and 79 licenses, all current

Key Experience and Trustee Background

•	Jeffrey Jones has over 35 years of experience as an investment banker and restructuring advisor, in addition to holding various director positions at both public and private companies.

•
Mr. Jones provides the Board of Trustees with extensive financial advisory expertise, as he has spent his multi-decade career advising healthy and distressed companies, creditors, and shareholders both within real estate across other industries. He is qualified as an expert in sale process, valuation and interest rates in U.S. Bankruptcy courts in the Northeast, including Delaware, the Midwest and the Southern U.S.

•	Mr. Jones has been a member of the Board of Trustees since 2020. He currently serves as the Chair of the Audit Committee and as a member of the Compensation Committee.
Mr. Jones has served as Managing Director at Stephens Inc., one of the largest independent investment banks in the United States since 2018. Prior to this role, Mr. Jones co-headed
Blackhill Partners, an investment banking and restructuring firm, from 2011 through the firm’s acquisition from its founder and its subsequent sale to Stephens Inc. in 2018. Mr. Jones also served as the Chief Restructuring Officer for Black Elk Energy from 2015 to 2016 during their complex bankruptcy and the largest ever attempted offshore oil and gas well decommissioning plan in Chapter 11. Noteworthy transactions in Mr. Jones’s career include the $5 billion multinational, multi-jurisdictional reorganization of Pacific Exploration, advising the founding family in the sale of Algan to BFGoodrich, advising the founder of TriColor Auto Group in its sale to Serent Capital, and facilitating the divestitures of non-core
business units for British Petroleum, Kennametal and Xerox. Mr. Jones is a Chartered Financial Analyst and a Certified Turnaround Professional and completed the three-year Securities Industry Institute program at The Wharton School of the University of Pennsylvania. Mr. Jones earned a Bachelor of Business Administration degree in Accounting and Finance from Southern Methodist University.
Donald A. Miller, Age 63

Trustee Since:
2024
WSR Board Committees:
Nominating and Corporate Governance, Compensation

Other Current Boards and Affiliations:

•
Board Member of Feil Companies (Family Real Estate Investment
Co
.)

•
Board Member of Pacolet Milliken (Family Office)

•
Board Member of Watkins Associated Inc. (Family Holding Co.)

Former Directorships:

•
Former Board Member of Piedmont Office Realty Trust (NYSE: PDM)

•
Former Member of Board of Governors for the National Association of Real Estate Investments Trusts

•
Former Member of Urban Land Institute

Other Experience and Education:

•
Former President & CEO, Piedmont Office Realty Trust

•
Former Chief Real Estate Officer, Wells Real Estate Funds

•
Former Head of Real Estate Operations, Lend Lease Real Estate

•
Chartered Financial Analyst

•
Bachelor of Arts, Furman University

Key Experience and Trustee Background

•	Donald Miller has over 30 years of experience as a real estate executive, with extensive experience in acquisitions, asset management, property management and leasing.

•
Mr. Miller provides the Board of Trustees with deep experience investing in, and overseeing real estate assets through, multiple cycles, and brings a proven record of engaging in accretive transactions and supporting high performing operations to drive shareholder value.

•
Mr. Miller served as the Chief Executive Officer, President, and a member of the board of directors of Piedmont Office Realty Trust, a publicly traded REIT, from 2007 to 2019, overseeing its initial public offer in 2010. Mr. Miller retired in 2019.

Donald Miller is a former member of the Urban Land Institute, and the National Association of Industrial and Office Properties. He previously served on the Board of Governors for the National Association of Real Estate Investment Trusts from 2012 to 2015. From 2003 to 2007, Mr. Miller was the head of real estate activities at Wells Real Estate Funds, Inc. In such capacity, he was responsible for directing all aspects of acquisitions, asset management, dispositions, property management, and construction groups. From 2001 to 2003, Mr. Miller headed the U.S. equity real estate operations of Lend Lease, a leading international commercial real estate property group where he had worked since 1994. Prior to his time at Lend Lease, Mr. Miller was responsible for regional acquisitions for Prentiss Properties Realty Advisors, a predecessor entity to Prentiss Properties Trust, a publicly traded REIT (which was acquired by Brandywine Realty Trust in 2005). Mr. Miller received a Bachelor of Arts from Furman University in Greenville, South Carolina.

Executive Officers
The following table sets forth certain information about our current executive officers.

Executive Officers	Age(1)	Position	Recent Business Experience
David K. Holeman	62	Chief Executive Officer (January 2022 - present) Trustee (May 2022 - present)	Chief Financial Officer of Whitestone (2006—January 2022); Chief Financial Officer of Hartman Management, our former advisor (2006); Vice President and Chief Financial Officer of Gexa Energy, a NASDAQ listed retail electricity provider (2004—2006); Controller and Chief Financial Officer of Houston Cellular Telephone Company (1994—2003). Mr. Holeman is a Certified Public Accountant and received a B.B.A. in Accounting from Abilene Christian University.

Christine J. Mastandrea	60	President and Chief Operating Officer (February 2025 - present)	Chief Operating Officer and Executive Vice-President of Corporate Strategy of Whitestone (2013—February 2025); Independent advisor to Whitestone (2006—2012). Chief Operating Officer of MDC Realty Corporation, a private investment company (1996—present). Prior to joining Whitestone, Ms. Mastandrea worked in banking at Robert W. Baird & Co. and advised Whitestone on some of its highest priority projects, including Whitestone’s IPO in 2010. She is also an adjunct professor at the Jones Graduate School of Business at Rice University.

J. Scott Hogan	56	Chief Financial Officer (January 2022 - present)	Vice-President / Controller of Whitestone (2008—January 2022); Controller, Gexa Energy, a NASDAQ listed retail electricity provider (2004—2008); SEC Reporting Manager, Stewart & Stevenson (2001—2004). Mr. Hogan is a Certified Public Accountant and received and B.B.A. with majors in Finance and Accounting from Stephen F. Austin State University.

Peter A. Tropoli	54	General Counsel (2019 - present) Corporate Secretary (February 2022-present)	Chief Operating Officer (2011-2018), Director (2014-2019), Corporate Secretary (2006-2011) and Senior Vice President—Administration, General Counsel (2001-2011, 2019) of Luby’s Inc., a NYSE listed retail restaurant operating company. Mr. Tropoli received a B.A. from the University of Texas at Austin and a J.D. from the University of Houston Law School.

Soklin “Michelle” Siv	52	Vice President of Human Resources (February 2022 - Present)	Director of Human Resources (2014—February 2022); Human Resources Management at WellCare Health Plans (2008—2014) and The Home Depot (2004—2008). Ms. Siv received a B.S.B.A. from the University of Nebraska with a Major in Business Management.

(1)	As of April 29, 2026
Corporate Governance
Governance Highlights
We are committed to good corporate governance, which promotes the long-term interests of shareholders, strengthens Board and management accountability and helps build public trust in us. Our governance practices include:

•	Annual election of trustees;

•	Independent Chair and Separate CEO;

•	Plurality vote standard in trustee elections with resignation policy in uncontested elections;

•	Five out of six Company trustee nominees are independent; Audit, Compensation and Nominating and Corporate Governance Committees each entirely comprised of independent trustees;

•	Independent trustees meet regularly in executive session without management present;

•	Anti-hedging policy;

•	Clawback policy;

•	Meaningful share ownership requirements for officers and trustees;

•	Shareholder Right to Adopt, Amend or Repeal the Bylaws;

•	Codes of Conduct for trustees, officers and employees;

•	No familial relationships on the Board or Management; and

•	Shareholders ability to call special meetings.
Audit Committee
The primary purposes of the Audit Committee are overseeing our accounting and financial reporting process, the audits of our financial statements; and assisting the Board in its oversight of the following:

i.	management’s responsibilities to assure there is in place an effective system of internal controls over financial reporting;

ii.	the qualifications and independence of our independent registered public accounting firm;

iii.	the performance of our independent registered public accounting firm; and

iv.	our compliance with our ethical standards, policies, plans and procedures, and applicable laws and regulations.
The committee also prepares a report each year for inclusion in our proxy statement in accordance with the rules of the SEC.
The committee currently consists of Julia B. Buthman, Amy S. Feng, Kristian M. Gathright, and Jeffrey A. Jones, with Mr. Jones serving as chair. Our Board has determined that all of the members of the committee are an “audit committee financial expert” as defined by the rules promulgated by the SEC. Each member of the committee is “independent” under the NYSE listing standards and applicable SEC rules.
Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board, our executive officers and our employees. According to our Code of Business Conduct and Ethics, our employees and trustees are expected to exhibit and promote the highest standard of honest and ethical conduct, by their adherence to the following policies and procedures: (1) they shall engage in only honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; and (2) they shall inform our General Counsel of any deviations in practice from policies and procedures governing honest and ethical behavior or any material transaction or relationship that comes to their attention that could reasonably be expected to create a conflict of interest.

If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics, we will promptly disclose such amendment or waiver in accordance with and, if required by applicable law, including by posting such amendment or waiver on our website at the address above. The Audit Committee oversees compliance with our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is available under the “Corporate Governance” page of our website at www.whitestonereit.com.
Clawback Policy
As required by the SEC and NYSE listing standards, our Board has adopted a Clawback Policy that permits us to recover incentive compensation from certain officers in the event we are required to prepare a financial restatement, without regard to whether the restatement is caused by wrongdoing, negligence, or other misconduct. Our Clawback Policy is available on our website at http://ir.whitestonereit.com/.
Insider Trading Compliance Policy
Our Board has adopted an Insider Trading Compliance Policy which prohibits our trustees and executive officers from engaging in insider trading, executing, “short sales,” purchasing any financial instrument or entering into any transaction that is designed to hedge or offset any decrease in the market value of our shares or other equity securities granted as compensation or held directly or indirectly (“Securities,”) purchasing or selling derivative securities related to our Securities, or pledging Securities as collateral for indebtedness, including holding such shares in a margin account.
Board Leadership Structure
The roles of Chair of the Board and Chief Executive Officer are separate. Our Chair of the Board is an independent trustee. Our independent trustees meet separately in executive sessions on a regular basis, typically during a portion of, or immediately after, each regularly scheduled meeting of our Board. Ms. Feng, our independent Chair presides over executive sessions of the independent trustees. The Board believes that its current leadership structure is appropriate for us because it separates the leadership of the Board from the day-to-day
leadership of the Company. The Board also believes that separating the position of Chair from Chief Executive Officer better positions the Board to evaluate the performance of management and enables the Chair to provide guidance to the Chief Executive Officer.
The duties of the Chair include the following:

•	presiding at meetings of the Board, including executive sessions of the independent trustees;

•	previewing the information to be provided to the Board;

•	approving meeting agendas for the Board;

•	assuring that there is sufficient time for discussion of all meeting agenda items;

•	organizing and leading the Board’s evaluation of the CEO; and

•	being responsible for leading the Board’s annual self-assessment.

For additional information, see our Corporate Governance Guidelines, which are available on the Corporate Governance page of our website, www.whitestonereit.com.
Risk Management
Our Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. Our Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, as more fully described in “Compensation Discussion and Analysis-Compensation Related Risk Management.” The Audit Committee oversees management of financial and legal compliance risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. Specific actions that have been taken by the Board include:

•	Expenditures for capital projects, tenant improvements and lease commissions, and general invoices of over $3.0 million require Board approval;

•	The board reviews and approves all acquisition and disposition decisions over $5 million; and

•	A compliance policy regarding insider information, disclosure of non-public information and limitation on employee and trustee transactions of our shares.
The Audit Committee considers risks relating to cybersecurity and, for that purpose, receives regular reports from management regarding cybersecurity risks and countermeasures being undertaken or considered by us, including updates on the internal and external cybersecurity landscape and relevant technical developments.
The Board believes that the administration of its risk oversight function has not affected its leadership structure.
Communications with our Board of Trustees
We have established procedures for shareholders or other interested parties to communicate with our Board, including our independent trustees. Such parties can contact the Board by sending a letter to:
 Whitestone REIT, Attn: Peter Tropoli, Corporate Secretary, 2600 South Gessner Road, Suite 500, Houston, Texas 77063
. Our Corporate Secretary will review all communications made by this means and forward the communication to our Board or to any individual trustee to whom the communication is addressed.

ITEM 11.	Executive Compensation
2025 Named Executive Officers
The following executives are our 2025 named executive officers (the “NEOs”):

•	David K. Holeman, our Chief Executive Officer

•	Christine J. Mastandrea, our President and Chief Operating Officer

•	J. Scott Hogan, our Chief Financial Officer

•	Peter A. Tropoli, our General Counsel and Corporate Secretary

•	Soklin “Michelle” Siv, our Senior Vice President of Human Resources
Say-On-Pay Results and Shareholder Engagement
Our Board and our Compensation Committee value the opinions of our shareholders and are committed to ongoing engagement with our shareholders on executive compensation practices. The Compensation Committee specifically considers the results from the annual shareholder advisory vote on executive compensation. At the 2025 annual meeting of shareholders, approximately 91% of the votes cast on the shareholder advisory vote on our executive compensation proposal were in favor of our executive compensation. We believe the results of the 2025 say-on-pay vote demonstrate continued strong shareholder support for our current compensation programs.
Our Performance—2025
The information presented below demonstrates that our NEOs accomplished significant goals on behalf of our shareholders in 2025. We believe these results are due to the alignment between our NEOs’ interests and those of our shareholders through our executive compensation plans, including the 2018 Plan, under which we predominantly issue performance-based equity grants. We believe the information in this Compensation Discussion and Analysis (“CD&A”) also demonstrates that our compensation program is commensurate with our growth and follows best practices in our industry.
In 2025, we accomplished the following:

•	Revenues of $160.9 million versus $154.3 million for 2024;

•
Net Income attributable to common shareholders of $49.9 million, or $0.95 per diluted share, inclusive of a $0.57 per diluted share gain on sale of properties, versus $36.9 million, or $0.72 per diluted share, inclusive of a $0.43 per diluted share gain on sale of properties for 2024;

•	Funds from Operations (“FFO”) of $54.6 million versus $50.7 million for 2024;

•	Fourth Quarter Annualized Pro Forma EBITDAre of $96.3 million versus $92.0 million for 2024; and

•	Same-Store Net Operating Income of $97.5 million versus $93.8 million for 2024.
FFO, FFO Per Share, EBITDAre, the Ratio of Debt to Pro Forma EBITDAre and Same Store Net Operating Income (“NOI”) are financial measures that are not calculated pursuant to U.S. generally accepted accounting principles (“GAAP”). Please refer to APPENDIX
A—NON-GAAP
MEASURES for explanations and reconciliations of these metrics to their most comparable GAAP metric.
2025 Pay for Performance Decisions
The following table summarizes the decisions of the Compensation Committee in 2025 versus 2024. Our compensation philosophy is to pay at market median, with the majority of executive pay being aligned with our performance. When our performance and individual performance warrants, we may compensate above the market midpoint in variable pay components. Our independent compensation consultant analyzed the 2025 compensation changes vs. the peer group and concluded the named executive officers’ 2025 total actual compensation was aligned between the 25th and 50th percentile of the peer group. We expect the NEO total actual compensation to move to the 50th percentile over time.

Name	Base Salary ($)		Annual Cash Incentives ($)		Long-term Stock Incentives ($)		Total($)
	2025	2024	2025	2024	2025	2024	2025	2024
Mr. Holeman	525,000	500,000	380,000	775,000	1,155,682	1,100,000	2,060,682	2,375,000
Ms. Mastandrea	450,000	425,000	350,000	606,563	892,497	675,003	1,692,497	1,706,566
Mr. Hogan	363,000	330,000	170,000	173,250	583,001	529,999	1,116,001	1,033,249
Mr. Tropoli	385,000	350,000	180,000	183,750	549,997	500,002	1,114,997	1,033,752
Ms. Siv	270,113	257,250	127,000	135,056	251,990	240,000	649,103	632,306
In 2025, Ms. Mastandrea and Ms. Siv achieved 97% and 94%, respectively and Messrs. Holeman, Hogan and Tropoli, achieved 90%, 94% and 94%, respectively of their annual cash incentive targets. All 2025 incentive amounts were paid in March 2026. The amount reflected in the 2024 Annual Cash Incentive column includes a retention payment of $375,000 and $240,000 for Mr. Holeman and Ms. Mastandrea, respectively, that was awarded on February 10, 2021, earned on December 31, 2024 and paid in March 2025. Further discussion of the annual cash incentive targets and actions is contained in “
Compensation Strategy and Philosophy
.”
Summary of Our Compensation Practices
The Compensation Committee’s charter specifies its responsibility for establishing, implementing and continually monitoring our executive compensation programs. Additionally, the Compensation Committee is responsible for the assessment of executive compensation relative to our performance, ensuring that the application of our compensation plans to specific executive incentive awards is justifiably appropriate, and making all compensation-related recommendations to our Board.
The material presented in this CD&A discusses (1) our executive compensation philosophy, strategy, process and procedures which are centered on a pay-for-performance
philosophy and take into consideration the entrepreneurial approach required of our NEOs to build us and (2) all compensation components for our five NEOs, including a summary of the following:

•	our overall compensation programs and characteristics;

•	performance evaluation methodology and results;

•	plans adopted; and

•	comparative market compensation assessment.

•	our overall compensation programs and characteristics;

•	performance evaluation methodology and results;

•	compensation plans adopted; and

•	comparative market compensation assessment.

Compensation Best Practices that We Follow
Pay for Performance—
We tie pay to performance. In 2025, 70% of our NEOs’ targeted pay was “at risk.” We set clear financial goals for corporate performance and differentiate based on individual achievement. In establishing goals, we select performance metrics that drive both our short-term and long-term corporate strategy in accordance with our strategic plan.
Performance Based Long-Term Incentives -
For our 2025 awards, 70%, 70%, 65%, 65% and 60% of the grant vests based on relative TSR over a three-year performance period for Mr. Holeman, Ms. Mastandrea, Mr. Hogan, Mr. Tropoli and Ms. Siv, respectively, and 30%, 30%, 35%, 35% and 40%, vests based on continued employment over three years for Mr. Holeman, Ms. Mastandrea, Mr. Hogan, Mr. Tropoli and Ms. Siv, respectively. We believe this balance allows us to retain and attract key personnel and aligns those individuals with the interests of shareholders.
Formulaic Short-Term Incentives
–75% of the NEOs’ annual incentive awards are based on rigorous objectively-determinable company goals established and approved by the Compensation Committee. 25% is based on the discretion of the Compensation Committee.
Mitigate Undue Risk—
We mitigate undue risk associated with compensation, including utilizing caps on potential payments, retention provisions, multiple performance targets, equity ownership guidelines and robust Board and management processes to identify risk.
Independent Compensation Consulting Firm
—The Compensation Committee utilizes an independent compensation consulting firm, which provides no other services to us.
Minimal Perquisites—
We provide minimal perquisites to our executive officers.
Regular Review of Share Utilization
-
Annually, we evaluate share utilization by reviewing overhang levels (dilutive impact of equity compensation on our shareholders) and annual run rates (the aggregate shares awarded as a percentage of total outstanding shares) to limit dilution to our shareholders while providing adequate market competitive compensation to employees.
Equity Ownership Guidelines
—We require our trustees and NEOs to acquire and maintain prescribed levels of ownership of our shares in order to align their interests with those of our shareholders.
Review NEO Total Compensation
- We compare the total compensation of our NEOs to that of our peers prior to making executive compensation decisions.
Negative Compensation Practices That We Do Not Follow
Excise Tax
Gross-Ups
upon Change in Control
Repricing of Underwater Options
Severance Multipliers Greater Than 3X
Automatic Share Reload (“Evergreen”) feature in Equity Incentive Plan

Compensation Strategy and Philosophy
Our corporate business model is based on the creation of Community Centered Properties
®
that are carefully tenanted and positioned to add value to the communities in which they are located. Our business model is entrepreneurial, involves a high degree of long-term planning, strategic thought and careful execution so that our properties effectively function as communities.
In allocating compensation, we believe the compensation of senior levels of management should be predominantly performance-based since these levels of management have the greatest ability to influence corporate performance. The table below summarizes the allocation of the 2025 compensation opportunity for our NEOs and all other executives based upon the three primary elements of compensation—base salary, annual cash incentive, and long-term incentives.
We generally aim to align with the market in each of the three pay elements as defined in our pay-for-performance
philosophy.
The three elements of 2025 compensation are discussed in detail below.
Base Salary
. The Compensation Committee’s philosophy is to pay for performance, setting base salaries at the market median. Our independent compensation consultant analyzed the NEOs’ 2024 compensation compared to the peer group and concluded the NEOs’ 2025 base salaries were slightly above the 25th percentile of the peer group.

Name	Title	Base Salary ($)		% Change
		2025	2024
David K. Holeman	CEO	525,000	500,000	5%
Christine J. Mastandrea	President and COO	450,000	425,000	6%
J. Scott Hogan	CFO	363,000	330,000	10%
Peter A. Tropoli	General Counsel & Corporate Secretary	385,000	350,000	10%
Soklin “Michelle” Siv	VP of Human Resources	270,113	257,250	5%
Annual Cash Incentive
. Our NEOs are eligible to receive annual cash incentive awards under our annual incentive program (the “AIP”). The AIP provides an opportunity for employees to receive a short-term award based on the achievement of specified organization, operating and financial goals and objectives at the corporate level that are established by the Compensation Committee each year.
The 2025 target incentive opportunities granted to the NEOs under the AIP were as follows:

Executive	2025 Target Annual Incentive Award
David K. Holeman	80% of annual base salary
Christine J. Mastandrea	80% of annual base salary
J. Scott Hogan	50% of annual base salary
Peter A. Tropoli	50% of annual base salary
Soklin “Michelle” Siv	50% of annual base salary

The 2025 annual incentive performance objectives, weighting, targets
, and the 2025 performance results under the AIP were as follows:

2025 Objective and Weighting		Multiple of Target
FFO Per Share (35%)
$1.07	Exceptional	2.00
$1.06	Stretch	1.50
$1.05	Target	1.00
$1.03	Low	0.50
2025 Performance Result - $1.05		1.00

Same Store NOI Growth % (30%)
4.50%	Exceptional	2.00
4.00%	Stretch	1.50
3.75%	Target	1.00
3.00%	Low	0.50
2025 Performance Result – 4.0%		1.50

Ratio of Net Debt/Pro Forma EBITDAre (10%)
6.0X	Exceptional	2.00
6.2X	Stretch	1.50
6.4X	Target	1.00
6.5X	Low	0.50
2025 Performance Result 6.7X		0.00

Discretionary - 25%
2025 - Result - Average Discretionary NEO Adjustment 14%		Range of 0.42 to 0.69

2025 Overall Performance Result		Range of 90% to 97% for the NEO’s
For 2025 performance, Mr. Holeman earned $380,000, or 90% of the target amount, Ms. Mastandrea earned $350,000, or 97% of the target amount, Messrs. Hogan and Tropoli earned $170,000 and $180,000, respectively, or 94% of the target amount under and Ms. Siv earned $127,000,
or
94% of the target amount under the AIP. All amounts were paid to the NEOs in March of 2025.
Long-Term Equity Incentive Ownership Plan
. The 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”) became effective on July 30, 2018. The 2018 Plan provides for equity-based grants of incentive compensation to our NEOs and other employees and provides an opportunity for our employees to receive grants of equity that vest over time or upon the achievement of long-term goals that create incremental value for us and our shareholders.

The 2018 Plan is designed to encourage entrepreneurship and align the interests of our NEOs and employees with our long-term strategy. The Compensation Committee considers these awards to be the most important component of total compensation and key retention of participants because they encourage participants to think and act like owners. Our independent compensation consultant analyzed the 2025 compensation compared to the peer group and concluded that the grant date fair value of our NEOs’ 2025 target long-term incentive awards were at the 40th percentile of our peer group.

•
For 2025, 70%, 65%, 65%, 70%, 60% of, the restricted common share units granted under the 2018 Plan to Messrs. Holeman, Hogan and Tropoli and Ms. Mastandrea and Siv, respectively, vest based on our TSR relative to that of the peer group defined in the award agreements over a three-year performance period from January 1, 2025 through December 31, 2027 (the “TSR Units”). At the end of the performance period, the number of common shares awarded will be a multiple of the number of units granted based on our ranking in the peer group (the “TSR Peer Group Ranking”) as shown in the table below. Continued employment is required through the end of the performance period.

•
The remaining percentage of each NEO’s restricted common share units granted in 2025 under the 2018 Plan vest based on continued employment over three years. Vesting occurs annually over the three years in equal increments on June 30, 2026, 2027 and 2028 (the “Time-Based Units”).

The TSR Unit vesting schedule is as follows:

TSR Unit Vesting Schedule
Three Year Relative TSR Performance Rank	Multiple
90 th	2.0
75 th	1.5
50 th	1.0
35 th	0.5
Less than 35 th	0.0
The following table illustrates the total grant date fair value of the Time-Based Units and TSR Units:

2025 Annual Incentive Equity Grants
Name	Number of Time- Based Units (#)	Grant Date Fair Value of Time- Based Units (1) ($)	Target Number of TSR Units (#)	Grant Date Fair Value of TSR Units (1) ($)	Total Grant Date Fair Value of Stock Awards (1) ($)
David K. Holeman	30,201	346,708	77,786	808,974	1,155,682
Christine J. Mastandrea	23,323	267,748	60,072	624,749	892,497
J. Scott Hogan	17,774	204,046	36,438	378,955	583,001
Peter A. Tropoli	16,768	192,497	34,375	357,500	549,997
Soklin “Michelle” Siv	8,780	100,795	14,538	151,195	251,990

(1)
The grant date fair value for each Time-Based Unit of $11.48 was determined in accordance with ASC Topic 718, utilizing the assumptions discussed in Note 14 to our audited financial statements for the year ended December 31, 2025 as included in the Original Report. The grant date fair value for each TSR Unit of $10.40 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the June 30, 2025 grant date to the end of the performance period, December 31, 2027. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.

Compensation Objectives

Objective	Compensation Elements Designed to Meet Objective

Compensation should be linked to performance.	A significant portion of each NEO’s pay opportunity relates to the performance-based awards granted pursuant to the 2018 Plan, which will vest based on achievement of performance targets.

Compensation should be fair and competitive.	We believe that our compensation is fair and competitive and generally aligns between the 25th and 50th percentile of our peer group. Over time we expect to align with the 50th percentile. A significant portion of our NEOs’ compensation is at risk and is expected to be in the form of long-term awards.

Executive share ownership is required.	Our long-term incentive award program is a key means by which executives are rewarded for financial performance. As the awards vest, we expect our executives will retain a significant number of their vested shares in accordance with our share ownership guidelines. As of December 31, 2025, all NEOs had satisfied the share ownership guidelines.

The Compensation Committee and the Board exercise independent judgment.	On behalf of our shareholders, the Compensation Committee and the Board ensure that executive compensation is appropriate and effective, and that all assessments, engagement of advisors, analysis, discussion, rationale and decision making are through the exercise of independent judgment.

Roles and Responsibilities in Compensation Decisions
The Compensation Committee is specifically responsible for compensation decisions related to our CEO. The Compensation Committee reviews, assesses and approves recommendations from our CEO regarding any determination of base salary and annual cash incentives to all other officers, including the other NEOs. The Compensation Committee’s philosophy and strategy and the programs adopted by our Board establish the general parameters within which our CEO recommends compensation for the other NEOs.
David K. Holeman, our Chief Executive Officer, annually reviews the performance of our other officers. The conclusions reached and recommendations made based on these reviews, including base salary adjustments as well as annual cash incentives, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended salary adjustment and/or annual cash incentive award.
The Compensation Committee also evaluates the performance of our NEOs and performs an assessment of market compensation for the NEOs and the general market conditions as related to compensation policy and practices in the industry and among our competitors. This information is used by the Compensation Committee to review our current pay programs and levels and to address questions related to effective compensation plans and associate retention.
Setting Executive Compensation
Based on the strategy and philosophy and the objectives described above, the Compensation Committee has structured our annual and long-term executive compensation programs to motivate and reward executive officers in the achievement of our business goals.
As a part of the compensation decision making process, the Compensation Committee compares each element comprising total compensation for our NEO positions against similar positions in a peer group of other REITs (the “Compensation Peer Group”). The Compensation Committee used the SEC filings of the Compensation Peer Group to assist it in considering compensation for our NEOs. Among other items, the SEC filings provide company specific, sector specific and position specific compensation information including base salary, total annual cash compensation and long-term compensation. The Compensation Committee relied on this data to provide it with relevant market compensation data for our NEOs compared to the Compensation Peer Group in order to make compensation decisions for our NEOs. The Compensation Peer Group, which was analyzed and updated in 2025 by the Compensation Committee, consists of companies with whom we believe we compete for talent, investment opportunities, and shareholder investment dollars.
In determining the appropriate Compensation Peer Group for 2025, the Compensation Committee utilized its compensation consultant to conduct a comprehensive analysis of the public market to identify peer companies. As part of that review, we used the following criteria:

•	Public real estate companies structured as equity REITs that own, invest, manage and develop real estate assets similar to us through an integrated and self-managed operating platform;

•	Companies listed and headquartered in the United States;

•	Companies in a similar industry (Retail REITs, Office REITs, Diversified REITs, Healthcare REITs, and Residential REITs);

•	Geographic proximity; and

•
Companies with similar financial metrics. Specifically, we looked for companies with financial metrics that were within a range of 50% to three times our market capitalization, total assets, annual revenue and EBITDA.

Additionally
, we analyzed the Institutional Shareholder Services selected peer group and the SNL US Shopping Center Index to further identify any potential REITs that could be similar in financial size, retail sector and performance.
We compete with many companies for experienced executives, and the Compensation Committee generally benchmarked compensation for the NEOs against the compensation paid to similarly situated executives of the companies in the Compensation Peer Group. Variations may be expected based on relative experience levels, market factors, and circumstances particular to us.

A total of 15 public companies were used in the Compensation Committee analysis for 2025 and are listed below. The compensation analysis was completed in early 2025, and therefore, all numbers are shown in millions and are as of December 31, 2025 unless otherwise noted below based on the then most recent public filings.

Company Name	Ticker	Revenue (1)	Market Cap (2)	Enterprise Value (2)	Assets (1)	1-Yr TSR (2)	3-Yr TSR (2)
Armada Hoffler Properties, Inc.	AHH	$757	$1,037	$2,601	$2,561	-11%	- 18%
Urban Edge Properties	UE	$445	$2,833	$4,274	$3,212	22%	27%
Acadia Realty Trust	AKR	$352	$2,940	$4,965	$4,276	48%	26%
Retail Opportunity Investments Corp.	ROIC	$337	$2,327	$3,650	$3,016	29%	0%
Saul Centers, Inc.	BFS	$268	$1,326	$2,776	$2,113	5%	-13%
InvenTrust Properties Corp.	IVT	$267	$2,324	$2,854	$2,620	23%	22%
Centerspace	CSR	$259	$1,150	$2,236	$1,887	19%	-32%
LTC Properties, Inc.	LTC	$207	$1,564	$2,408	$1,872	15%	23%
Getty Realty Corp.	GTY	$198	$1,658	$2,503	$1,902	10%	12%
City Office REIT, Inc.	CIO	$174	$222	$969	$1,475	-3%	-65%
NETSTREIT Corp.	NTST	$156	$1,160	$1,918	$2,185	-17%	-29%
CTO Realty Growth, Inc.	CTO	$119	$591	$1,110	$1,176	24%	23%
Community Healthcare Trust Incorporated	CHCT	$116	$543	$1,007	$982	-21%	-51%
BRT Apartments Corp.	BRT	$95	$356	$797	$718	3%	-12%
One Liberty Properties, Inc.	OLP	$89	$583	$987	$769	34%	-3%
WHITESTONE REIT	WSR	$151	$727	$1,356	$1,113	20%	60%
25th Percentile		$137	$587	$1,059	$1,326	0%	-22%
50th Percentile		$207	$1,160	$2,408	$1,902	15%	-3%
75th Percentile		$302	$1,991	$2,815	$2,591	23%	23%
Whitestone REIT Percentile Rank		30%	33%	33%	23	58%	Highest

(1)	Trailing last 12 months as of their respective latest 10-Q filings.
(2)	As of January 1, 2025.

The Compensation Committee will continue to review a variety of information, including that provided by compensation consultants, as necessary, in the future to determine the appropriate level and mix of incentive compensation including benchmarking total NEO compensation to the peer group. See “
2025 Pay for Performance Decisions.
”
Compensation Related Risk Management
Our incentive compensation programs are largely tied to objectively determinable financial and operating results and by the behavior and decisions of management. As a part of compensation administration, the Compensation Committee must take an oversight role to monitor the actions of management to ensure that the incentive programs are not creating an environment of excessive risk taking which could be detrimental to shareholders. This “risk management” aspect of the Compensation Committee’s responsibility is an evolving duty and focus. The Compensation Committee has reviewed the elements of compensation to determine whether they encourage excessive risk taking and concluded that any risks arising from our compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on us. The Compensation Committee has also taken certain steps to establish policies and procedures, including limits on expenditures and a robust Board-level Investment Committee approval process, which we believe are likely to limit and manage the risk of management actions as well as measure and monitor business activities that can indicate risk and risk management needs. The combined experience of our NEOs, the length of time they have worked together, and our relatively small size at this time makes these risk management policies easier to manage. However, as we grow, the Compensation Committee will consider and adopt policies as needed to continue to ensure that decisions associated with incentive compensation opportunity do not exceed our intended risk level.
Employment and Change in Control Agreements
See the section titled “Employment Agreements and Payments Upon Change in Control” for a description of our Employment and Change in Control Agreements for our NEOs.
Perquisites and Other Personal Benefits
We provide our NEOs with benefits and other personal perquisites that we deem reasonable and consistent with our overall compensation program. Such benefits enable us to attract and retain superior employees for key positions. The Compensation Committee periodically reviews our overall compensation program and specific perquisites provided to the NEOs.
Chief Executive Officer Compensation and Employee Compensation and Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Act and in accordance with Item 402(u) of Regulation
S-K,
we have estimated the ratio between the total annual compensation of our CEO and the median of the annual total compensation of all employees (excluding the CEO). We identified the representative “median employee” based on the taxable compensation of all full-time, part-time and temporary employees employed by us on December 31, 2025, then we calculated the median employee’s compensation using the same methodology we use for our NEOs as set forth in the “Total” column in the Summary Compensation Table below. This is the same methodology we used for the 2024 pay ratio. We believe the CEO pay ratio information set forth below constitutes a reasonable estimate, calculated in a manner consistent with the applicable SEC rules and applicable guidance.

For the fiscal year ended December 31, 2025, Mr. Holeman, our CEO, had annual total compensation of $2,087,555 and our median employee had annual total compensation of $93,757. Therefore, we estimate that the ratio between the annual total compensation of our CEO to the annual total compensation of our median employee is approximately 22 to 1.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently composed of Ms. Feng and Messrs. Jones and Miller, with Ms. Feng serving as chair. None of the members of the Compensation Committee during 2025 or previously served as an officer or employee for us and none of our executive officers has served on the board of directors or compensation committee of any company whose executive officers served on the Compensation Committee or our Board.
Compensation Consultant
To support the Compensation Committee in fulfilling its duties, the Compensation Committee directly retained an external compensation consultant to assist with its design and evaluation of compensation for our executive officers and trustees. Pursuant to its charter, the Compensation Committee shall retain, as deemed necessary or appropriate by the Compensation Committee, any compensation consultant, independent legal counsel or other compensation advisor and shall approve the advisor’s fees and other retention terms.
In January 2025, the Compensation Committee retained Zayla Partners (“Zayla”) to provide executive officer and trustee compensation consulting services. During fiscal year 2025, Zayla did not provide any additional services to us or our affiliates.
Based upon and following receipt of the advice of Zayla, the Compensation Committee reviewed and approved our goals and objectives relevant to CEO and executive compensation and the compensation payable to our CEO and other executive officers for fiscal year 2025.
As required by its charter and by the NYSE listing standards, the Compensation Committee performed an independence assessment of Zayla and determined that Zayla should be considered independent based on the following factors:

•	Zayla has not provided and will not provide any other services to us other than compensation consulting services.

•	The fees paid to Zayla by us were less than 1% of Zayla’s total revenue for the year.

•	Zayla has developed and provided to us their Conflict of Interest Policy.

•	There are no business or personal relationships between Zayla and any member of the Compensation Committee or any of our executive officers.
Accordingly, the Compensation Committee determined that the services provided by Zayla to the Compensation Committee did not give rise to any conflicts of interest.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Amended Filing with management and, based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amended Filing.

Respectfully submitted,
Whitestone REIT Compensation Committee
Amy S. Feng, Chair
Jeffrey A. Jones
Donald A. Miller
The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent specifically incorporated by reference therein.

EXECUTIVE
COMPENSATION
Summary Compensation Table
The table below summarizes the total compensation paid by us to each of our NEOs in 2023, 2024 and 2025.

		Salary	Bonus (4)	Share Awards		Non-equity Incentive Plan Compensation (5)	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)		$	($)		($)
David K. Holeman	2025	518,173	—	1,155,682	(1)	380,000	33,700	(6)	2,087,555
Chief Executive Officer (8)	2024	493,270	375,000	1,100,000	(2)	400,000	31,875	(6)	2,400,145
	2023	466,923	—	800,007	(3)	69,350	26,247	(6)	1,362,527
Christine J. Mastandrea	2025	443,173	—	892,497	(1)	350,000	12,250	(7)	1,697,920
President and Chief Operating Officer (9)	2024	410,192	240,000	675,003	(2)	366,563	11,859	(7)	1,703,617
	2023	357,885	—	475,002	(3)	50,644	11,550	(7)	895,081
J. Scott Hogan	2025	353,988	—	583,001	(1)	170,000	12,101	(7)	1,119,090
Chief Financial Officer (10)	2024	323,769	—	529,999	(2)	173,250	11,888	(7)	1,038,906
	2023	298,269	—	349,998	(3)	27,831	11,550	(7)	687,648
Peter A. Tropoli	2025	375,442	—	549,997	(1)	180,000	—		1,105,439
General Counsel and Corporate Secretary (11)	2024	343,769	—	500,002	(2)	183,750	—		1,027,521
	2023	318,269	—	349,998	(3)	29,656	—		697,923
Soklin “Michelle” Siv	2025	266,601	—	251,990	(1)	127,000	7,177	(7)	652,768
Vice President of Human Resources (12)	2024	254,452	—	240,000	(2)	135,056	8,576	(7)	638,084
	2023	240,962	—	220,007	(3)	22,356	4,700	(7)	488,025

(1)
Represents the grant date fair value of 77,786, 36,438, 34,375, 60,072 and 14,538 TSR Units granted to Messrs. Holeman, Hogan and Tropoli and Ms. Mastandrea and Siv, respectively, and 30,201, 17,774, 16,768, 23,323 and 8,780 Time-Based Units granted to Messrs. Holeman, Hogan and Tropoli and Ms. Mastandrea and Siv, respectively. The grant date fair values disclosed in the table were calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, “Compensation-Stock Compensation,” utilizing the assumptions discussed in Note 14 to our audited financial statements for the year ended December 31, 2025 as included in the Original Report and are based on performance at target. The Time-Based Units were granted under the 2018 Plan in 2025, the vesting of which is contingent upon the passage of time and vest in equal installments on June 30, 2026, 2027 and 2028. Maximum performance under the TSR Units would result in an additional grant date fair value of $808,974, $378,955, $357,500, $624,749 and $151,195 to Messrs. Holeman, Hogan, and Tropoli and Ms. Mastandrea and Ms. Siv, respectively.

(2)
Represents the grant date fair value of 50,926, 22,784, 21,495, 29,018 and 9,524 TSR Units granted to Messrs. Holeman, Hogan and Tropoli and Ms. Mastandrea and Siv, respectively, and 26,851, 15,094, 14,239, 19,223 and 7,811 Time-Based Units granted to Messrs. Holeman, Hogan and Tropoli and Ms. Mastandrea and Siv, respectively. The grant date fair values disclosed in the table were calculated in accordance with Financial Accounting Standards

Board Accounting Standards Codification, or ASC, Topic 718, “Compensation-Stock Compensation,” utilizing the assumptions discussed in Note 15 to our audited financial statements for the year ended December 31, 2024 as included in our 2024 Annual Report filed with the SEC on March 17, 2025 and are based on performance at target. The Time-Based Units were granted under the 2018 Plan in 2024, the vesting of which is contingent upon the passage of time and vest in equal installments on June 30, 2025, 2026 and 2027. Maximum performance under the TSR Units would result in an additional grant date fair value of $770,001, $344,494, $325,004, $438,752 and $144,003 to Messrs. Holeman, Hogan, and Tropoli and Ms. Mastandrea and Ms. Siv, respectively.
(3)
Represents the grant date fair value of 43,788, 19,157, 19,157, 25,999 and 12,042 TSR Units granted to Messrs. Holeman, Hogan and Tropoli and Ms. Mastandrea and Siv, respectively, and 43,788, 19,157, 19,157, 25,999 and 12,042 Time-Based Units granted to Messrs. Holeman, Hogan and Tropoli and Ms. Mastandrea and Siv, respectively. The grant date fair values disclosed in the table were calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, “Compensation-Stock Compensation,” utilizing the assumptions discussed in Note 15 to our audited financial statements for the year ended December 31, 2023 as included in our 2023 Annual Report filed with the SEC on March 13 2024 and are based on performance at target. The Time-Based Units were granted under the 2018 Plan in 2023, the vesting of which is contingent upon the passage of time and vest in equal installments on June 30, 2024, 2024and 2026. Maximum performance under the TSR Units would result in an additional grant date fair value of $418,175, $182,949, $182,949, $248,290 and $115,001 to Messrs. Holeman, Hogan, and Tropoli and Ms. Mastandrea and Ms. Siv, respectively.

(4)
Represents a retention bonus of $375,000 and $240,000, which was awarded on February 10, 2021 and earned as of December 31, 2024, for Mr. Holeman and Ms. Mastandrea, respectively. All amounts shown were paid in March 2025.

(5)	Represents annual incentive compensation earned in 2025, 2024 and 2023 under the AIP by each executive.
(6)
Represents (a) $21,450 and $19,800 for auto allowance in 2025 and 2024, respectively, and 14,697 for the incremental cost of our automobiles not used exclusively for business purposes for David K. Holeman for the year of 2023, and (b) $12,250, $12,075 and $11,550 in matching contributions under our 401(k) plan for David K. Holeman for the years of 2025, 2024 and 2023, respectively.

(7)	Represents matching contributions under our 401(k) plan.
(8)	Mr. Holeman was appointed as our Chief Executive Officer on January 18, 2022. Prior to his appointment of Chief Executive Officer, Mr. Holeman served as Chief Financial Officer.
(9)
Ms. Mastandrea was appointed as our Chief Operating Officer on February 9, 2022 and as our President and Chief Operating Officer on February 25, 2025. Prior to her appointment of Chief Operating Officer, Ms. Mastandrea served as Executive Vice President of Corporate Strategy.

(10)	Mr. Hogan was appointed as our Chief Financial Officer on January 18, 2022. Prior to his appointment of Chief Financial Officer, Mr. Hogan served as Vice President and Controller.
(11)	Mr. Tropoli was appointed as our General Counsel & Corporate Secretary on February 9, 2022. Prior to his appointment of General Counsel & Corporate Secretary, Mr. Tropoli served as General Counsel.
(12)
Ms. Siv was appointed as our Vice President of Human Resources on February 9, 2022 and our Senior Vice President of Human Resources on March 4, 2024. Prior to her appointment of Vice President of Human Resources, Ms. Siv served as Director of Human Resources.

Grants of Plan Based
Awards
The following table sets forth information with respect to award opportunities granted to each NEO under the AIP, and the Time-Based Units and TSR Units granted to each NEO during the year ended December 31, 2025.

			Estimated Future Payouts Under Non-equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares or	Grant Date Fair Value of Stock
Name	Grant Date	Description	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (3) (#)	Awards (4) ($)
David K.		AIP	210,000	420,000	840,000
Holeman	6/30/2025	Time-Based Units							30,201	346,707
	6/30/2025	TSR Units				38,893	77,786	155,572		808,974
Christine J.		AIP	180,000	360,000	720,000
Mastandrea	6/30/2025	Time-Based Units							23,323	267,748
	6/30/2025	TSR Units				30,036	60,072	120,144		624,749
J. Scott		AIP	90,750	181,500	363,000
Hogan	6/30/2025	Time-Based Units							17,774	204,046
	6/30/2025	TSR Units				18,219	36,438	72,876		378,955
Peter A.		AIP	96,250	192,500	385,000
Tropoli	6/30/2025	Time-Based Units							16,768	192,497
	6/30/2025	TSR Units				17,188	34,375	68,750		357,500
Soklin		AIP	67,528	135,056	270,112
“Michelle” Siv	6/30/2025	Time-Based Units							8,780	100,794
	6/30/2025	TSR Units				7,269	14,538	29,076		151,195

(1)
Non-equity
incentive plan awards are short-term incentives that may be earned under the AIP. The NEOs achieved the annual cash incentives in 2025 at 90%, 94%, 94%, 97% and 94% of the Target level for Messrs. Holeman, Hogan and Tropoli and Ms. Mastandrea and Siv, respectively.

(2)
Represents restricted common share units corresponding to a three-year performance period, FY 2025—FY 2027. The NEOs may earn 50% of the Target award upon attainment of the Threshold performance and up to 200% of the Target award upon attainment of Maximum performance. Performance outcomes will be determined following the conclusion of the performance period. No dividend equivalents will be applied to the actual number of shares earned.

(3)
Represents time-based restricted common share units granted under the 2018 Plan in 2025 that could be earned based on continued employment over a three-year period and vest in equal installments on June 30, 2026, 2027 and 2028.

(4)
Amounts represent the grant date fair value of share awards measured in accordance with ASC Topic 718, utilizing the assumptions discussed in Note 14 to our audited financial statements for the year ended December 31, 2025 as included in the Original Report.

The material terms of the NEO’s employment agreements are described below in the section entitled “Potential Payments Upon Termination or Change in Control.” For a discussion of the material terms of the annual incentive and stock awards reflected in the Summary Compensation and Grants of Plan Based Awards tables, as well as a description of the amount of salary and annual incentive opportunities in proportion to total compensation, see the discussion above in the section entitled “Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year End 2025
The following table sets forth certain information with respect to unvested share and unit awards held by each NEO as of December 31, 2025.

		Share Awards
		Shares or Units of Stock that Have Not Vested (1)		Equity Incentive Plan Awards: Unearned Shares or Units that Have Not Vested (2)
Name	Grant Date	Number (#)	Market Value ($) (3)	Number (#)	Market Value ($) (3)
David K. Holeman	6/30/2025	30,201	419,492	77,786	1,080,448
	6/30/2024	17,901	248,645	50,926	707,362
	6/30/2023	14,596	202,738	—	—
Christine J. Mastandrea	6/30/2025	23,323	323,956	60,072	834,400
	6/30/2024	12,815	178,000	29,018	403,060
	6/30/2023	8,666	120,371	—	—
J. Scott Hogan	6/30/2025	17,774	246,881	36,438	506,124
	6/30/2024	10,063	139,775	22,784	316,470
	6/30/2023	6,385	88,688	—	—
Peter A. Tropoli	6/30/2025	16,768	232,908	34,375	477,469
	6/30/2024	9,493	131,858	21,495	298,566
	6/30/2023	6,385	88,688	—	—
Soklin “Michelle” Siv	6/30/2025	8,780	121,954	14,538	201,933
	6/30/2024	5,207	72,325	9,524	132,288
	6/30/2023	4,014	55,754	—	—

(1)	Represent time-based restricted common share unit awards that vest as follows:
•	Grant Date: June 30, 2025 - vest in equal installments on June 30, 2026, 2027 and 2028

•	Grant Date: June 30, 2024 - vest in equal installments on June 30, 2026 and 2027

•	Grant Date: June 30, 2023 - vest in equal installments on June 30, 2026

(2)	The following table provides the vesting schedules of unearned performance-based restricted common share unit grants outstanding as of December 31, 2025:

Grant Date	Outstanding Vesting Dates
6/30/2025	Performance period ending December 31, 2027. The number of restricted common share units reported is based on achievement of target performance. Cumulative performance to date, as of the last completed fiscal year, is at the 150% threshold.

6/30/2024	Performance period ending December 31, 2026. The number of restricted common share units reported is based on achievement of target performance. Cumulative performance to date, as of the last completed fiscal year, is at the 150% threshold.

(3)	Market values are based on the closing price of our common shares of $13.89 per share on December 31, 2025, the last trading day of fiscal 2025.

Stock Awards Vested in 2025
The following table sets forth information with respect to shares and common share units vested during the year ended December 31, 2025.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
David K. Holeman	120,271	1,624,464
Christine J. Mastandrea	71,998	971,852
J. Scott Hogan	53,954	727,369
Peter A. Tropoli	53,669	723,812
Soklin “Michelle” Siv	33,518	452,263

(1)	Represents shares vested on June 30, 2025 and December 31, 2025.
(2)	Based on the closing price of our common shares of $12.48 and $13.89 on June 30, 2025 and December 31, 2025, respectively.
Potential Payments Upon Termination or Change in Control
The following tables summarize the compensation that would have been payable to Messrs. Holeman, Hogan, and Tropoli and Ms. Mastandrea and Ms. Siv, respectively, if their employment had terminated on December 31, 2025 without “cause” or for “good reason” (each, as defined in the Employment Agreements), and for each other NEO if such NEO’s employment had terminated on December 31, 2025 without “cause” or for “good reason” (each, as defined in the Change in Control Agreements) within two years following a Change in Control. The tables also summarize the compensation that would have been payable to each NEO if his or her employment had terminated due to death or disability, or, upon change in control without termination. Due to the number of factors that affect the amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may be different. The below disclosure does not include any amounts for equity awards or other compensation changes made subsequent to December 31, 2025.

	Involuntary Termination Without Cause or Termination with Good Reason
	Salary (1)	AIP (2)	Continuation of Benefits (3)	Value of Unvested Restricted Stock Unit Awards (4)	Total
Name	($)	($)	($)	($)	($)
David. K. Holeman	787,500	804,675	31,139	3,552,590	5,175,904
Christine J. Mastandrea	675,000	733,604	15,196	2,478,518	3,902,318
J. Scott Hogan	363,000	293,694	30,717	1,709,234	2,396,645
Peter A. Tropoli	385,000	311,135	30,467	1,617,504	2,344,106
Soklin “Michelle” Siv	270,113	221,804	30,717	751,366	1,274,000

	Involuntary Termination Without Cause or Termination with Good Reason Following a Change in Control
	Salary (5)	AIP (6)	Continuation of Benefits (7)	Value of Unvested Restricted Stock Unit Awards (4)	Total
Name	($)	($)	($)	($)	($)
David. K. Holeman	1,312,500	1,087,792	51,899	3,552,590	6,004,781
Christine J. Mastandrea	1,125,000	989,339	25,327	2,478,518	4,618,184
J. Scott Hogan	544,500	355,541	46,075	1,709,234	2,655,350
Peter A. Tropoli	577,500	376,703	45,701	1,617,504	2,617,408
Soklin “Michelle” Siv	405,170	269,206	46,075	751,366	1,471,817

(1)	Amount equal to 1.5 times annual salary for Mr. Holeman and Ms. Mastandrea, and 1 times annual salary for Ms. Siv and Messrs. Hogan and Tropoli in each case as of December 31, 2025.
(2)
Amount based on the average annual incentive awards for 2025, 2024 and 2023, equal to 1.5 times the average for Mr. Holeman and Ms. Mastandrea plus the 2025 annual incentive award earned, but not paid, and 1 times the average for Ms. Siv and Messrs. Hogan and Tropoli, plus the 2025 annual incentive award earned, but not paid.

(3)	Amount based on continuation of medical benefits for 18 months for Mr. Holeman and Ms. Mastandrea and 12 months for Ms. Siv and Messrs. Hogan and Tropoli in each case as of December 31, 2025.
(4)
The value of the restricted shares and restricted common share units is based on the closing price of our common shares on December 31, 2025, of $13.89 per share, assuming full release of all restrictions, including all performance conditions. TSR Units vest at the higher of 100% or performance achieved as of December 31, 2025. The TSR Units granted in 2025 and 2024 were valued at a 150% and 150% conversion factor, respectively as of December 31, 2025, respectively.

(5)	Amount equal to 30 months of base salary for Mr. Holeman, and Ms. Mastandrea and 18 months of base salary for Ms. Siv and Messrs. Hogan and Tropoli in each case as of December 31, 2025.

(6)
Amount based on the average annual incentive awards for 2025, 2024 and 2023, equal to 2.5 times the average for Mr. Holeman and Ms. Mastandrea plus the 2024 annual incentive award earned, but not paid, and 1.5 times the average for Ms. Siv and Messrs. Hogan and Tropoli plus the 2025 annual incentive award earned, but not paid.

(7)	Amount based on continuation of medical benefits for 30 months for Mr. Holeman and Ms. Mastandrea and 18 months for Ms. Siv and Messrs. Hogan and Tropoli in each case as of December 31, 2025.
(8)
The value of the restricted shares and restricted common share units is based on the closing price of our common shares on December 31, 2025, the last trading day of fiscal 2025, of $13.89 per share, assuming full release of all restrictions, including all performance conditions. TSR Units vest at the higher of 100% or performance achieved as of December 31, 2025. The TSR Units granted in 2025 and 2024 were valued at a 150% and 150% conversion factor, respectively as of December 31, 2025, respectively.

Change in Control without Termination

	Salary	AIP	Continuation of Benefits	Value of Unvested Restricted Stock Unit Awards (1)	Total
Name	($)	($)	($)	($)	($)
David K. Holeman	—	—	—	1,512,427	1,512,427
Christine J. Mastandrea	—	—	—	902,961	902,961
J. Scott Hogan	—	—	—	703,167	703,167
Peter A. Tropoli	—	—	—	668,394	668,394
Soklin “Michelle” Siv	—	—	—	326,512	326,512

(1)
The value of the restricted shares and restricted common share units is based on the closing price of our common shares on December 31, 2025, the last trading day of fiscal 2025, of $13.89 per share, assuming full release of all restrictions, including all performance conditions. The amount is based on achievement of Target level.

Death or Disability

	Salary	AIP	Continuation of Benefits	Value of Unvested Restricted Stock Unit Awards (1)	Total
Name	($)	($)	($)	($)	($)
David K. Holeman	—	—	—	2,658,685	2,658,685
Christine J. Mastandrea	—	—	—	1,859,788	1,859,788
J. Scott Hogan	—	—	—	1,297,937	1,297,937
Peter A. Tropoli	—	—	—	1,229,487	1,229,487
Soklin “Michelle” Siv				584,255	584,255

(1)
The value of the restricted shares and restricted common share units is based on the closing price of our common shares on December 31, 2025, the last trading day of fiscal 2025, of $13.89 per share, assuming full release of all restrictions, including all performance conditions. The amount is based on achievement of Target level.

Employment Agreements and Payments Upon Change in Control
Employment Agreements.
On March 14, 2025, the Company entered into a Severance and Change in Control Agreement dated as of March 14, 2025 (the “Agreements”) with each of David K. Holeman, Chief Executive Officer; Christine J. Mastandrea, President and Chief Operating Officer, J. Scott Hogan, Chief Financial Officer;; Peter A. Tropoli, General Counsel and Corporate Secretary; and Soklin “Michelle” Siv, Senior Vice President of Human Resources (collectively, the “Executives”). For Mr. Holeman, the Agreement replaces the prior Employment Agreement dated August 29, 2014 and the Amendments to Employment Agreements dated May 23, 2022 and February 10, 2021 (collectively, the “Previous Holeman Employment Agreements”), that Mr. Holeman previously entered into with the Company. For Ms. Mastandrea, the Agreement replaces the prior Change in Control Agreement dated August 29, 2014, and the Amendments to Change in Control Agreement dated May 23, 2022 and February 10, 2021 (collectively, the “Previous Mastandrea Employment Agreement”) that Ms. Mastandrea previously entered into with the Company. For Messrs. Hogan and Tropoli and Ms. Siv the Agreements replace the prior Severance and Change in Control Agreements dated May 23, 2022.
The Agreements have a three year term and automatically renew for successive additional three-year terms unless either party gives written notice of non-renewal
at least ninety (90) days before the end of the current term. However, if a Change in Control has occurred during any term, the term of the Agreement shall end no earlier than twenty four (24) calendar months after the end of the calendar month in which the Change in Control occurs.
The severance benefits that the Executives may receive if their employment terminates under certain conditions differ depending on whether a termination occurs (a) within a two-year
period following a Change in Control (as defined in the Agreement, with the two-year
period following a Change in Control being referred to as the “Change in Control Period”), or (b) in the absence of a Change in Control or outside the Change in Control Period, in each case as described below.
If an Executive is terminated without “Cause” (as defined in the Agreement to mean termination for (i) failing to devote the time and effort required to perform the Executive’s duties, (ii) being convicted of a felony involving moral turpitude, (iii) engaging in acts in violation of confidentiality provisions of the Agreement, or willfully, wantonly and without approval of the Board taking any action that the Executive knows to be materially adverse to the interest of the Company and its shareholders) or the Executive terminates his or her employment for “Good Reason” (also as defined in the Agreement to mean (i) the Executive’s base salary, annual bonus payment, or benefits are reduced by 10% or more, (ii) the Company fails to provide equity award granted pursuant to award agreements, (iii) the Executive’s duties with the Company are reduced to such an extent that a material reduction of the Executive’s authority results, or (iv) the Executive’s principal place of employment for the company is material relocated and the Executive is required to relocate), in either case absent a Change in Control or outside the Change in Control Period, then the Executive will receive a cash lump sum payment equal to the sum of (i) eighteen (18) months for Mr. Holeman and Ms. Mastandrea, and twelve (12) months for Messrs. Hogan, Tropoli and Ms. Siv (the “Other Executives”), respectively, of base salary, (ii) 150% (for Mr. Holeman and Ms. Mastandrea) and 100% (for the Other Executives), respectively, of the Executive’s average annual cash bonus, if any, paid with respect to the three full calendar years prior to termination of employment, (iii) immediate vesting of shares granted pursuant to the Company’s 2018 Long Term Equity Incentive Ownership Plan (the “Equity Incentive Plan”) at the higher of target vesting or performance vesting, and (iv) the replacement cost of eighteen (18) months (for Mr. Holeman and Ms. Mastandrea) and twelve (12) months (for the Other Executives), respectively, of medical benefits, calculated as if such Executives elected COBRA continuation coverage.
If, during the Change in Control Period, an Executive is terminated without Cause or the Executive terminates his or her employment for Good Reason, then the Executive will receive a cash lump sum payment equal to the sum of (i) thirty (30) months (for Mr. Holeman and Ms. Mastandrea) and eighteen (18) months (for the other Executives), respectively, of base salary, (ii) 250% of average annual cash bonus (for Mr. Holeman and Ms. Mastandrea) and 150% of the average annual cash bonus (for the Other Executives), if any, paid with respect to the three full calendar years prior to termination of employment, (iii) immediate vesting of shares granted pursuant to the Equity Incentive Plan at the higher of target vesting or performance vesting, (iv) the replacement cost of (i) thirty (30) months (for Mr. Holeman and Ms. Mastandrea) and eighteen (18) months (for the Other Executives), respectively, of medical benefits, calculated as if such Executive elected COBRA continuation coverage, and (v) a pro-rated
portion of the Executive’s target annual bonus applicable to the year in which such termination occurred. If such severance payments, or any other payments made to an Executive in connection with a Change in Control, would be subject to the excise tax on “excess parachute payments” imposed by Section 4999 of the Internal Revenue Code, then the applicable Executive will either pay the excise tax or have his or her payments capped at a level so there would be no excise tax depending upon which option provides the Executive with the greatest benefit on an after-tax
basis.
For Mr. Holeman the May 23, 2022 agreement provided for a retention payment, due on March 15, 2025 for employment through December 31, 2024 in the amount of $375,000, or in the event employment is terminated by the Company without Cause, by Employee for Good Reason, or due to Employee’s death or becoming Disabled prior to December 31, 2024. For Ms. Mastandrea, the May 23, 2022 agreement provides for a retention payment due on March 15, 2025 for employment through December 31, 2024 in the amount of $240,000 or in the event of employment is terminated by the Company without Cause, by Employee for Good Reason, or due to Employee’s death or becoming Disabled prior to December 31, 2024. These retention amounts were approved on February 4, 2021 and included in the Previous Holeman Employment Agreement and in the Previous Mastandrea Employment Agreement. The retention payments for Mr. Holeman and Ms. Mastandrea were paid in March 2025.
Pursuant to the Agreements, an Executive’s receipt of any severance benefits is expressly conditioned on the Executive executing, and not revoking, a release of claims against the Company. The Agreements also include a confidentiality covenant and a covenant prohibiting the Executive from soliciting employees and customers to leave the Company for one year after termination of employment.
Treatment of Equity Upon Change in Control.
In the event of shareholder approval of the First Amendment to the 2018 Plan and the participant’s death or disability any unvested restricted common shares or units will immediately vest. In the event of a Change in Control of the Company, as defined below and a Termination without cause or for good reason, as defined below, (i) all restricted shares, restricted share units, and options theretofore granted and not yet vested, will become fully vested (and restricted share units shall be automatically replaced with fully vested shares), exercisable and issued as of a time immediately before the Change in Control, and (ii) all restrictions and conditions applicable to restricted shares and other share awards will be deemed to have been satisfied as of the date of the Change in Control.
For purposes of our Amended Plan, “Change in Control” means, unless otherwise defined in the applicable award agreement, any of the following events:

•
any person or entity, including a “group” as defined in Section 13(d)(3) of the Exchange Act, other than us or one of our wholly-owned subsidiaries or any employee benefit plan of us or any of our subsidiaries, becomes the beneficial owner of 35% or more of the combined voting power of our outstanding securities that may be cast for the election of our trustees;

•
as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination or contested election, less than a majority of the voting power of our outstanding securities or any successor company or entity entitled to vote generally in the election of our trustees or other corporation or entity after such transaction is held in the aggregate by our security holders entitled to vote generally in the election of our trustees immediately prior to such transaction;

•
during any period of two consecutive years, individuals who at the beginning of that period constitute our Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by our shareholders, of each of our trustees first elected during that period was approved by a vote of at least two-thirds
of our trustees then still in office who were (a) our trustees at the beginning of that period, and (b) not initially (1) appointed or elected to office as a result of either an actual or threatened election and/or proxy contest by or on behalf of a person other than our Board, or (2) designated by a person who has entered into an agreement with us to effect a transaction described in the first two bullet points above or the following two bullet points below;

•	our complete liquidation or dissolution; or

•	the sale or other disposition of all or substantially all of our assets to any person.
Trustee Compensation
We use a combination of cash and share-based compensation to attract and retain qualified candidates to serve on the Board. In setting Board compensation, the Board considers the significant amount of time trustees expend in fulfilling their duties as well as the skill level it requires of members of the Board.
Non-employee
trustees are compensated for their service on our Board as shown below. David K. Holeman, our Chief Executive Officer and only non-employee
trustee, receives no additional compensation for serving as a trustee.
Our
non-employee
trustees are compensated as follows:

•	Annual retainer fee of $55,000

•	Independent Chair fee of $35,000

•	Annual share grant - $85,000 grant date value

•	Annual committee fees of:

•	Chair - Audit Committee - $20,000

•	Chair - Compensation Committee - $15,000

•	Chair - Nominating and Corporate Governance Committee - $15,000

•	Member - Audit Committee - $14,000

•	Member - Compensation Committee - $10,000

•	Member - Nominating and Corporate Governance Committee - $10,000
The trustees may elect to receive the cash portion of their fees in our common shares, rather than in cash. The table below summarizes the compensation we paid to each non-employee
trustee in 2025:

Name	Fees Earned or Paid in Cash ($)	Share Awards($)(1)	Total ($)
Julia B. Buthman	—	173,442	173,442
Amy S. Feng	—	209,363	209,363
Kristian M. Gathright	—	168,318	168,318
Jeffrey A. Jones	85,000	87,242	172,242
Donald A. Miller	—	164,208	164,208

(1)
The amounts in this
column
represent
the grant date fair value computed in accordance with ASC Topic 718, utilizing the assumptions discussed in Note 14 to our audited financial statements for the year ended December 31, 2025 as included in the Original Report.

Name (1)	Number of Shares Issued in Lieu of Trustee Fees
Julia B. Buthman	6,292
Amy S. Feng	8,914
Kristian M. Gathright	5,918
Donald A. Miller	5,618

(1)	In 2025, the trustees listed above elected to receive certain of their trustee fees in the form of our common share in lieu of cash.

Appendix A
Whitestone REIT and
Subsidiaries
RECONCILIATION OF
NON-GAAP
MEASURES
(in thousands, except per share and per unit data)

	Year Ended December 31,
	2025	2024	2023	2022	2021
FFO (NAREIT)
Net income attributable to Whitestone REIT	$49,926	$36,893	$19,180	$35,270	$12,048
Adjustments to reconcile to FFO:
Depreciation and amortization of real estate assets	35,867	34,811	32,811	31,538	28,806
Depreciation and amortization of real estate assets of real estate partnership (pro rata)	—	111	1,613	1,613	1,674
Loss on disposal of assets, net	239	547	522	192	90
Gain on sale of properties from continuing operations, net	(29,957)	(22,125)	(9,006)	(16,950)	(266)
Gain on partnership redemption	(2,075)	—	—	—	—
(Gain) loss on sale of property from discontinued operations	—	—	—	—	(1,833)
(Gain) loss on sale or disposal of properties or assets of real estate partnership (pro rata)	—	—	—	—	(19)
Net income attributable to noncontrolling interests	630	480	270	530	205

FFO (NAREIT)	$54,630	$50,717	$45,390	$52,193	$40,705
Adjustments to reconcile to CORE FFO:
Early debt extinguishment costs	798	—	—	147	—
Default interest on debt of real estate partnership	—	—	1,375	—	—
Proxy contest costs	—	1,757	—	—	—

Core FFO	$55,428	$52,474	$46,765	$52,340	$40,705

FFO PER SHARE AND OP UNIT CALCULATION
Numerator:
FFO	$54,630	$50,717	$45,390	$52,193	$40,705
Core FFO	$55,428	$52,474	$46,765	$52,340	$40,705
Denominator:
Weighted average number of total common shares - basic	50,959	50,214	49,501	49,256	45,486
Weighted average number of total noncontrolling OP units - basic	643	653	694	738	772

Weighted average number of total common shares and noncontrolling OP units - basic	51,602	50,867	50,195	49,994	46,258
Effect of dilutive securities:
Unvested restricted shares	1,357	1,133	1,312	694	850

Weighted average number of total common shares and noncontrolling OP units - diluted	52,959	52,000	51,507	50,688	47,108

FFO per common share and OP unit - basic	$1.06	$1.00	$0.90	$1.04	$0.88
FFO per common share and OP unit - diluted	$1.03	$0.98	$0.88	$1.03	$0.86
Core FFO per common share and OP unit - basic	$1.07	$1.03	$0.93	$1.05	$0.88
Core FFO per common share and OP unit - diluted	$1.05	$1.01	$0.91	$1.03	$0.86

Funds From Operations (
NAREIT
) (
“
FFO
”
)
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
Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. In addition, securities analysts, investors and other interested parties use FFO and Core FFO as the primary metric for comparing the relative performance of equity REITs.
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

Whitestone REIT and Subsidiaries
RECONCILIATION OF
NON-GAAP
MEASURES
(in thousands)
(continued)

	Year Ended December 31,
	2025	2024
PROPERTY NET OPERATING INCOME
Net income attributable to Whitestone REIT	$49,926	$36,893
General and administrative expenses	21,218	23,189
Depreciation and amortization	35,929	34,894
Deficit in earnings of real estate partnership	—	28
Interest expense	33,672	34,035
Interest, dividend and other investment income	(138)	(87)
Provision for income taxes	482	450
(Gain) loss on sale of properties	(29,957)	(22,125)
Extinguishment of debt cost	798	—
Loss on disposal of assets, net	239	547
Gain on partnership redemption	(2,075)	—
NOI of real estate partnership (pro rata)	—	183
Net income attributable to noncontrolling interests	630	480

NOI	$110,724	$108,487
Non-Same Store NOI	(9,114)	(8,640)
NOI of real estate partnership (pro rata)	—	(183)

NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	101,610	99,664
Same Store straight-line rent adjustments	(2,682)	(3,160)
Same Store amortization of above/below market rents	(490)	(787)
Same Store lease termination fees	(892)	(1,961)

Same Store NOI	$97,546	$93,756

NOI: Net Operating
Income
:
Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI adjusts for general and administrative expenses, depreciation and amortization, equity in earnings of real estate partnership, interest expense, interest, dividend and other investment income, provision for income taxes, gain or loss on sale of property from discontinued operations, management fee, net of related expenses, gain or loss on sale or disposal of assets, gain on loan forgiveness, our pro rata share of NOI of equity method investments and net income attributable to noncontrolling interests, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.
Same
Store NOI:
Management believes that Same Store NOI is a useful measure of our property operating performance because it includes only the properties that have been owned for the entire period being compared, and that it is frequently used by the investment community. Same Store NOI assists in eliminating differences in NOI due to the acquisition or disposition of properties during the period being presented, providing a more consistent measure of our performance. We define Same Store NOI as operating revenues (rental and other revenues, excluding straight-line rent adjustments, amortization of above/below market rents, and lease termination fees) less property and related expenses (property operation and maintenance and real estate taxes),
Non-Same
Store NOI, and NOI of our investment in Pillarstone OP (pro rata). We define
“Non-Same
Stores” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. Other REITs may use different methodologies for calculating Same Store NOI, and accordingly, our Same Store NOI may not be comparable to that of other REITs.

Whitestone REIT and
Subsidiaries
RECONCILIATION OF
NON-GAAP
MEASURES
(in thousands)
(continued)

	Three Months Ended December 31,
	2025	2024
EARNINGS BEFORE INTEREST, TAX, DEPRECIATION AND AMORTIZATION FOR REAL ESTATE (EBITDAre)
Net income attributable to Whitestone REIT	$22,838	$17,337
Depreciation and amortization	9,757	8,652
Interest expense	8,626	8,222
Provision for income taxes	130	123
Net income attributable to noncontrolling interests	287	223
Extinguishment of debt cost	1	—
Gain on partnership redemption	(2,075)	—
(Gain) loss on sale of properties	(15,783)	(11,913)
Loss on disposal of assets, net	142	364

EBITDAre	23,923	23,008
Effect of partial year acquisitions and dispositions	150	(6)

Pro Forma EBITDAre	$24,073	$23,002

Annualized Pro Forma EBITDAre	$96,292	$92,008

RATIO of Net Debt to Pro Forma EBITDAre	Year Ended December 31,
	2025	2024
Net Debt
Outstanding debt, net of insurance financing	$649,352	$632,054
Less: Cash	(4,888)	(5,224)
Less: Restricted cash	(2,472)	(10,146)
Less: Deposit due to real estate partnership debt default	0	(13,633)
Add: Proportional share of net debt of real estate partnership	—	—

Total Net Debt	$641,992	$603,051
Ratio of Net Debt/Pro Forma EBITDAre
Total Net Debt	$641,992	$603,051
Annualized Pro Forma EBITDAre	$96,292	$92,008

Ratio of Net Debt to Pro Forma EBITDAre	6.7	6.6

EBITDAre: The
National
Association of Real Estate
Investment
Trusts (“NAREIT”) defines EBITDAre as net income computed in accordance with GAAP, plus interest expense, income tax expense, depreciation and amortization and impairment write-downs of depreciable property and of investments in unconsolidated affiliates caused by a decrease in value of depreciable property in the affiliate, plus or minus losses and gains on the disposition of depreciable property, including losses/gains on change in control and adjustments to reflect the entity’s share of EBITDAre of the unconsolidated affiliates and consolidated affiliates with non-controlling
interests. We calculate EBITDAre in a manner consistent with the NAREIT definition. Management believes that EBITDAre represents a supplemental non-GAAP
performance measure that provides investors with a relevant basis for comparing REITs. There can be no assurance the EBITDAre as presented by us is comparable to similarly titled measures of other REITs. EBITDAre should not be considered as alternatives to net income or other measurements under GAAP as indicators of operating performance or to cash flows from operating, investing or financing activities as measures of liquidity. EBITDAre does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.
Net debt: We present net debt, which we define as total debt net of insurance financing less cash plus our proportional share of net debt of real estate partnership, and net debt to pro forma EBITDAre, which we define as net debt divided by EBITDAre because we believe they are helpful as supplemental measures in assessing our ability to service our financing obligations and in evaluating balance sheet leverage against that of other REITs. However, net debt and net debt to pro forma EBITDAre should not be viewed as a stand-alone measure of our overall liquidity and leverage. In addition, our REITs may use different methodologies for calculating net debt and net debt to pro forma EBITDAre, and accordingly our net debt and net debt to pro forma EBITDAre may not be comparable to that of other REITs.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Trustees and Executive Officers

The following table sets forth information as of April 29, 2026 regarding the beneficial ownership of our common shares by each of our current trustees, trustees nominated by the Board and our named executive officers and by all current trustees, trustees nominated by the Board and executive officers as a group. The percentage ownership in the following table is based on 51,393,977 common shares outstanding as of the close of business on April 29, 2026.

Name of Beneficial Owner(1)	Common Shares and Units Beneficially Owned(2)		Percentage Ownership
Named Executive Officers:
David K. Holeman	831,394	(3)	1.6%
Christine J. Mastandrea	481,454	(4)	*
J. Scott Hogan	242,189	(5)	*
Peter A. Tropoli	183,770	(6)	*
Soklin “Michelle” Siv	105,740	(7)	*
Non-Employee Trustees:
Julia B. Buthman	31,577		*
Amy S. Feng	69,507		*
Kristian M. Gathright	15,789		*
Jeffrey A. Jones	45,728		*
Donald A. Miller	33,694		*
All executive officers and trustees as a Group (10 persons)	2,040,842		4.0%

*	Less than 1%
(1)	Unless otherwise indicated, the address for each beneficial owner is 2600 South Gessner, Suite 500, Houston, Texas 77063.
(2)

Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to those shares. Unless otherwise indicated, and subject to community property laws where applicable, we believe each beneficial owner has sole voting and investment power over the shares beneficially owned.

(3)

Includes 86,730 restricted common share units. Excludes 172,169 restricted common share units issued pursuant to the 2018 Plan that contain no voting or dividend rights and are subject to vesting dependent on our achieving certain performance targets.

(4)

Includes 63,329 restricted common share units. Excludes 123,205 restricted common share units issued pursuant to the 2018 Plan that contain no voting or dividend rights and are subject to vesting dependent on our achieving certain performance targets.

(5)

Includes 48,241 restricted common share units. Excludes 79,770 restricted common share units issued pursuant to the 2018 Plan that contain no voting or dividend rights and are subject to vesting dependent on our achieving certain performance targets.

(6)

Includes 46,081 restricted common share units. Excludes 75,562 restricted common share units issued pursuant to the 2018 Plan that contain no voting or dividend rights and are subject to vesting dependent on our achieving certain performance targets.

(7)

Includes 24,997 restricted common share units. Excludes 32,344 restricted common share units issued pursuant to the 2018 Plan that contain no voting or dividend rights and are subject to vesting dependent on our achieving certain performance targets.

Beneficial Owners of More Than 5% of Common Shares

The following table sets forth information regarding the beneficial ownership of our common shares by each person, or group of affiliated persons, who is believed by us to beneficially own 5% or more of our common shares. The percentage of class owned in the following table is based upon 51,393,977 common shares outstanding as of the close of business on April 29, 2026. Fractional shares have been rounded to the nearest whole share.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Percent of Class
BlackRock Inc.
55 East 52nd Street
New York, NY 10055	7,183,714	(1)	14.1%
Vanguard Portfolio Management and its affiliates 100 Vanguard Blvd.
Malvern, PA 19355	3,025,264	(2)	5.88%
MCB PR Capital LLC
2002 Clipper Park Road, Suite 105
Baltimore, MD 21211	4,175,005	(3)	8.1%

(1)

The indicated ownership is based solely upon an amendment to Schedule 13G/A filed with the SEC by the beneficial owner on July 17, 2025. BlackRock, Inc. has sole voting power with respect to 7,047,985 common shares and sole dispositive power with respect to 7,183,714 common shares.

(2)

Based solely on a Schedule 13G filed with the SEC on April 29, 2026, Vanguard Portfolio Management has shared voting power over 17,339 common shares and sole dispositive power over 3,025,264 common shares.

(3)

The indicated ownership is based solely upon an amendment to Schedule 13D/A filed with the SEC by the beneficial owner on April 13, 2026. MCB PR Capital LLC possesses shared voting power with respect to 4,175,005 common shares and shared dispositive power with respect to 4,175,005 common shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Transactions with Related Persons

Under SEC rules, a related person transaction is any transaction or any currently proposed transaction in which we were or are to be a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. A “related person” is a director, officer, nominee for director or a more than 5% shareholder since the beginning of our last completed fiscal year, and their immediate family members.

Pursuant to its charter, the Nominating and Corporate Governance Committee is responsible for conducting a reasonable prior review of any related party transactions for any potential or actual conflicts of interest.

Under our Declaration of Trust, we may enter into any contract or transaction with our trustees, officers, employees or agents (or any affiliated person), provided that in the case of any contract or transaction in which any of our trustees, officers, employees or agents (or any affiliated person) have a material financial interest, (1) the fact of the interest is disclosed or known to the following: (a) the Board, and the Board shall approve or ratify the contract or transaction by the affirmative vote of a majority of disinterested trustees, even if the disinterested trustees constitute less than a quorum, or (b) the shareholders entitled to vote, and the contract or transaction is authorized, approved or ratified by a majority of the votes cast by the shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested party; or (2) the contract or transaction is fair and reasonable to us. In addition, the Nominating and Corporate Governance Committee manages risks associated with the independence of the Board and potential conflicts of interest.

Related Person Transactions

The Company did not have any related person transactions in the year ended December 31, 2025.

Director Independence

Independence

Under the listing standards of the NYSE, and pursuant to our Corporate Governance Guidelines and policies, we are required to have a majority of “independent” trustees and a Nominating and Corporate Governance Committee, Compensation Committee, and Audit Committee, each composed solely of independent trustees. In determining trustee independence, the Board broadly considers all relevant facts and circumstances, including the rules of the NYSE. The Board considers these issues not merely from the standpoint of a trustee, but also from that of persons or organizations with which the trustee has an affiliation. An independent trustee is free of any relationship with us or our management that may impair the trustee’s ability to make independent judgments.

Our Board has affirmatively determined that five of our six trustee nominees are “independent” as that term is defined by the NYSE listing standards and applicable SEC rules. These trustees are Julia B. Buthman, Amy S. Feng, Kristian M. Gathright, Jeffrey A. Jones, and Donald A. Miller. As our Chief Executive Officer, David K. Holeman is not considered independent. Each of the Nominating and Corporate Governance Committee, Compensation Committee, and Audit Committee are composed solely of independent trustees.

ITEM 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

Withum Smith+Brown, P.C. (“Withum,”) has served as independent auditor for the Company since July 2025. On July 21, 2025, Whitestone REIT (the “Company”) was notified that Pannell Kerr Forster of Texas, P.C. (“PKF”), the Company’s prior independent registered public accounting firm, entered into a transaction with Withum pursuant to which certain of the professional staff and partners of PKF joined Withum due to the acquisition of certain assets of PKF by Withum. On July 21, 2025, PKF resigned as the auditors of the Company, and with the approval of the Audit Committee of the Company’s Board of Directors, Withum was engaged as the Company’s independent registered public accounting firm.

The following table sets forth the aggregated fees and costs billed by PKF and Withum to the Company for the years ended December 31, 2025 and 2024 are identified below. 100% of the fees described below were approved by the Audit Committee.

PKF Fees

Types of Services	Total Approximate Fees
	2025	2024
Audit Fees (1)	$417,872	$606,030
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	5,000	29,000

Total	$422,872	$635,030

(1)

Fees for audit services billed in 2025 and 2024 included the following: (i) audits of our annual financial statements and the effectiveness of our internal controls over financial reporting and audits of all related financial statements required to be audited pursuant to regulatory filings; (ii) reviews of unaudited quarterly financial statements; and (iii) services related to the issuance of consents and other services related to SEC matters.

(2)	Fees billed for 2025 and 2024 primarily related to registration statements.

Withum Fees

Types of Services	Total Approximate Fees
	2025	2024
Audit Fees (1)	$260,875	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	39,000	—

Total	$299,875	$—

(1)

Fees for audit services billed in 2025 and 2024 included the following: (i) audits of our annual financial statements and the effectiveness of our internal controls over financial reporting and audits of all related financial statements required to be audited pursuant to regulatory filings; (ii) reviews of unaudited quarterly financial statements; and (iii) services related to the issuance of consents and other services related to SEC matters.

(2)	Fees billed for 2025 primarily related to registration statements.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring it to approve all audit and non-audit services to be performed by our independent registered public accounting firm to assure that the provision of the services does not impair the firm’s independence. All services, engagement terms, conditions and fees, as well as changes in the terms, conditions and fees must be pre-approved by the Audit Committee in advance. The Audit Committee will annually review and approve services that may be provided by our independent registered public accounting firm during the next year and will revise the list of approved services from time to time based on subsequent determinations. The authority to approve services may be delegated by the Audit Committee to one or more of its members, but may not be delegated to management. If authority to approve services has been delegated to an Audit Committee member, any approval of services must be reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services rendered by our independent registered public accounting firm during the years ended December 31, 2025 and 2024 were pre-approved by the Audit Committee in accordance with its policies.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements: The financial statements filed as part of this report are included in Part II, Item 8 of the Original Filing.

(2)

Financial Statement Schedules: We have omitted all Financial Statement Schedules because they are not required under the instructions to the applicable accounting regulations of the SEC or the information to be set forth therein is included in the financial statements or in the notes thereto.

(3)	Exhibits: The exhibits required to be filed as part of this Form 10-K/A and exhibits incorporated herein by reference to other documents are listed as follows:

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2008).

3.1.2	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K, filed December 6, 2006).

3.1.3	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010).

3.1.4	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010).

3.1.5	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on August 24, 2010).

3.1.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.1 to the Registrant’s Current Report on Form 8-K, filed June 27, 2012).

3.1.7	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K, filed June 27, 2012).

3.1.8	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1.8 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2020).

3.1.9	Articles Supplementary for Series A Preferred Shares (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 15, 2020).

3.2.1	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 24, 2020).

3.2.2	Amendment No. 1 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2022).

3.2.3	Amendment No. 2 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2022).

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003).

10.2	Certificate of Formation of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003).

10.3	Limited Liability Company Agreement of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003).

10.4	Agreement of Limited Partnership of Whitestone REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s General Form for Registration of Securities on Form 10, filed on April 30, 2003).

10.5	Amendment to the Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003).

10.6	OP Unit Purchase Agreement, dated December 8, 2016, among Whitestone REIT Operating Partnership, L.P., Pillarstone Capital REIT and Pillarstone Capital REIT Operating Partnership LP (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 9, 2016).

10.7	Amended and Restated Limited Partnership Agreement of Pillarstone Capital REIT Operating Partnership LP, dated December 8, 2016 (previously filed as and incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed December 9, 2016).

10.8+	Whitestone REIT 2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 12, 2017).

10.9	First Amendment to the Whitestone REIT 2018 Long-Term Equity Incentive Ownership Plan (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 16, 2025).

10.10	Second Amended and Restated Credit Agreement, dated as of January 31, 2019, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et all., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 6, 2019).

10.11	Third Amended and Restated Credit Agreement, dated as of September 16, 2022, among Whitestone REIT Operating Partnership, L.P., Whitestone REIT, et al., as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 19, 2022).

10.12	First Amendment to Third Amended and Restated Credit Agreement and Incremental Term Loan Agreement dated October 7, 2024, by and among Whitestone REIT Operating Partnership, L.P., as a borrower, the Guarantors signatories thereto, Bank of Montreal, as Administrative Agent and Associated Bank National Association, as the Series One Incremental Term Loan Lender (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2024).

10.13	Fourth Amended and Restated Credit Agreement and Incremental Term Loan Joinder dated September 19, 2025, by and among Whitestone REIT Operating Partnership, L.P., as the borrower, Whitestone REIT et.al. as guarantors, the lenders party thereto, and Bank of Montreal, as Administrative Agent (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2025).

10.14	Note and Guarantee Agreement, dated March 22, 2019, among Whitestone REIT Operating Partnership, L.P. and Whitestone REIT, the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 28, 2019).

10.15	First Amendment to Note Purchase and Guaranty Agreement, dated December 16, 2022, by and among Whitestone REIT Operating Partnership, L.P. and Whitestone REIT, the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2022).

10.16	Form of Restricted Common Share Unit Award Agreement (Time-Vested) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2020).

10.17	Form of Restricted Common Share Unit Award Agreement (Performance-Vested) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2020).

10.18+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and David K. Holeman (previously filed as and incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-K, filed on March 17, 2025).

10.19+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Christine Mastandrea (previously filed as and incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-K, filed on March 17, 2025).

10.20+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and J. Scott Hogan (previously filed as and incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-K, filed on March 17, 2025).

10.21+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Peter A Tropoli (previously filed as and incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-K, filed on March 17, 2025).

10.22+*	Severance and Change in Control Agreement dated as of March 14, 2025 among Whitestone REIT and Soklin “Michelle” Siv (previously filed as and incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-K, filed on March 17, 2025).

10.23	Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

10.24	Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

10.25	Loan Agreement dated June 21, 2024, by and among Whitestone Strand LLC, Whitestone Las Colinas Village LLC, Whitestone Seville LLC, and Nationwide Life Insurance Company (previously filed as and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 27, 2024).

10.26	Fixed Rate Promissory Note by Whitestone Strand LLC, Whitestone Las Colinas Village LLC, Whitestone Seville LLC to Nationwide Life Insurance Company, dated June 21, 2024 (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 27, 2024).

10.27	Carveout Guaranty by Whitestone REIT Operating Partnership, L.P. to Nationwide Life Insurance Company, dated June 21, 2024 (incorporated by reference to Exhibit 10.3 on Form 8-K, filed June 27, 2024).

10.28	Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2024).

10.29	Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2024).

10.30	Form of Restricted Common Share Unit Award Agreement (performance-based) (previously filed as and incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2025).

10.31	Form of Restricted Common Share Unit Award Agreement (time-based) (previously filed as and incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 1, 2025).

19.1	Insider Trading Compliance Policy (previously filed as and incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2025).

21.1**	List of subsidiaries of Whitestone REIT, as amended.

23.1*	Consent of WithumSmith+Brown, P.C.

23.2*	Consent of Pannell Kerr Forster of Texas, P.C.

24.1*	Power of Attorney (included on the signature page to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 6, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recoupment (Clawback) Policy.

101	The following financial information of the Registrant for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 (unaudited) and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023 (unaudited), (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document and in Exhibit 101.

*	Filed or furnished as an exhibit to the Original Filing.
**	Filed herein.
***	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITESTONE REIT

Date: April 30, 2026	By:	/s/ David K. Holeman
David K. Holeman, CEO