Form 10-Q
period 2026-03-31
Whitestone REIT
filed 2026-05-06
CIK 1175535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 51,393,977 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$1,361,525	$1,354,112
Accumulated depreciation	(273,500)	(264,940)
Total real estate assets	1,088,025	1,089,172
Cash and cash equivalents	6,016	4,888
Restricted cash	—	2,472
Escrows and deposits	1,614	5,170
Accrued rents and accounts receivable, net of allowance for doubtful accounts	37,435	37,447
Unamortized lease commissions, legal fees and loan costs	17,709	17,865
Prepaid expenses and other assets (1)	6,893	3,934
Finance lease right-of-use assets	10,289	10,315
Total assets	$1,167,981	$1,171,263

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$655,075	$643,925
Accounts payable and accrued expenses (2)	32,520	45,715
Tenants' security deposits	9,989	9,652
Dividends and distributions payable (3)	—	7,370
Finance lease liabilities	732	741
Total liabilities	698,316	707,403
Commitments and contingencies:	—	—
Equity:
Preferred shares, $0.001 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common shares, $0.001 par value per share; 400,000,000 shares authorized; 51,393,977 and 51,088,833 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	51	51
Additional paid-in capital	640,457	641,234
Accumulated deficit	(179,486)	(183,586)
Accumulated other comprehensive income	2,793	391
Total Whitestone REIT shareholders' equity	463,815	458,090
Noncontrolling interest in subsidiary	5,850	5,770
Total equity	469,665	463,860
Total liabilities and equity	$1,167,981	$1,171,263

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2026	December 31, 2025
	(unaudited)
(1) Operating lease right-of-use assets (net)	$483	$539
(2) Operating lease liabilities	$482	$539

(3)	No dividends were declared during the three months ended March 31, 2026; accordingly, no dividends and distribution payable was recorded as of that date.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental (1)	$40,894	$37,395
Other revenue	492	608
Total revenues	41,386	38,003

Operating expenses
Depreciation and amortization	9,974	9,324
Operating and maintenance	7,360	7,012
Real estate taxes	5,127	4,252
General and administrative	6,010	5,443
Total operating expenses	28,471	26,031

Other expenses (income)
Interest expense	8,384	8,097
Loss on disposal of assets, net	215	100
Interest, dividend and other investment income	(9)	(100)
Total other expenses	8,590	8,097

Income before income tax	4,325	3,875

Provision for income tax	(132)	(127)
Net income	4,193	3,748

Less: Net income attributable to noncontrolling interests	51	47

Net income attributable to Whitestone REIT	$4,142	$3,701

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Basic Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.07
Diluted Earnings Per Share:
Net income attributable to common shareholders, excluding amounts attributable to unvested restricted shares	$0.08	$0.07

Weighted average number of common shares outstanding:
Basic	51,388	50,890
Diluted	52,775	52,010

Consolidated Statements of Comprehensive Income (Loss)

Net income	$4,193	$3,748

Other comprehensive income (loss)

Unrealized gain (loss) on cash flow hedging activities	2,432	(3,526)

Comprehensive income	6,625	222

Less: Net income attributable to noncontrolling interests	51	47
Less: Comprehensive gain (loss) attributable to noncontrolling interests	30	(44)

Comprehensive income attributable to Whitestone REIT	$6,544	$219

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
(1) Rental
Rental revenues	$29,132	$27,205
Recoveries	12,252	10,509
Bad debt	(490)	(319)
Total rental	$40,894	$37,395

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total	Noncontrolling
	Common Shares		Paid-In	Accumulated	Comprehensive	Shareholders’	Interests		Total
	Shares	Amount	Capital	Deficit	Income	Equity	Units	Dollars	Equity

Balance, December 31, 2025	51,089	$51	$641,234	$(183,586)	$391	$458,090	635	$5,770	$463,860
Issuance of shares under dividend reinvestment plan	2	—	36	—	—	36	—	—	36
Repurchase of common shares (1)	(139)	—	(1,936)	—	—	(1,936)	—	—	(1,936)
Share-based compensation	442	—	1,123	—	—	1,123	—	—	1,123
Distributions - $0.1425 per common share / OP unit	—	—	—	(42)	—	(42)	—	(1)	(43)
Unrealized gain on change in value of cash flow hedge	—	—	—	—	2,402	2,402	—	30	2,432
Net income	—	—	—	4,142	—	4,142	—	51	4,193
Balance, March 31, 2026	51,394	$51	$640,457	$(179,486)	$2,793	$463,815	635	$5,850	$469,665

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

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,193	$3,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,974	9,324
Amortization of deferred loan costs	483	280
Loss on disposal of assets, net	215	100
Bad debt	490	319
Accretion of debt discount	58	—
Share-based compensation	1,123	981
Amortization of right-of-use assets - finance leases	26	34
Changes in operating assets and liabilities:
Escrows and deposits	3,556	3,112
Accrued rents and accounts receivable	(478)	(364)
Receivable due from related party	—	228
Unamortized lease commissions, legal fees and loan costs	(994)	(728)
Prepaid expenses and other assets	(529)	(1,766)
Accounts payable and accrued expenses	(14,892)	(12,038)
Payable due to related party	—	(42)
Tenants' security deposits	337	(107)
Net cash provided by operating activities	3,562	3,081
Cash flows from investing activities:
Acquisitions of real estate	(814)	—
Additions to real estate	(5,626)	(3,914)
Net cash used in investing activities	(6,440)	(3,914)
Cash flows from financing activities:
Distributions paid to common shareholders	(7,288)	(6,845)
Distributions paid to OP unit holders	(90)	(87)
Proceeds from credit facility	28,000	27,300
Repayments of notes payable	(17,143)	(17,572)
Repurchase of common shares	(1,936)	(1,510)
Payment of finance lease liability	(9)	(9)
Net cash provided by financing activities	1,534	1,277
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,344)	444
Cash, cash equivalents and restricted cash at beginning of period	7,360	15,370
Cash, cash equivalents and restricted cash at end of period (1)	$6,016	$15,814

(1)	For a reconciliation of cash, cash equivalents and restricted cash, see supplemental disclosures below.

See accompanying notes to Consolidated Financial Statements.

Whitestone REIT and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,026	$8,041
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$390	$—
Value of shares issued under dividend reinvestment plan	$36	$25
Value of common shares exchanged for OP units	$—	$55
Change in fair value of cash flow hedge	$2,432	$(3,526)
Accrued capital expenditures	$1,654	$1,710

	March 31,
	2026	2025
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,016	$5,586
Restricted cash	—	10,228
Total cash, cash equivalents and restricted cash	$6,016	$15,814

See accompanying notes to Consolidated Financial Statements.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

The use of the words “we,” “us,” “our,” “Company” or “Whitestone” refers to Whitestone REIT and our consolidated subsidiaries, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2025 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of and for the period ended March 31, 2026 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to this Quarterly Report on Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of Whitestone and our subsidiaries as of March 31, 2026 and December 31, 2025, and the results of operations for the three month periods ended March 31, 2026 and 2025, the consolidated statements of changes in equity for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Business.  Whitestone was formed as a real estate investment trust (“REIT”) pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, we changed our state of organization from Texas to Maryland pursuant to a merger where we merged directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each of the outstanding common shares of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  We serve as the general partner of Whitestone REIT Operating Partnership, L.P. (the “Operating Partnership”), which was formed on December 31, 1998 as a Delaware limited partnership.  We currently conduct substantially all of our operations and activities through the Operating Partnership.  As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. As of  March 31, 2026 and December 31, 2025, Whitestone wholly owned 57 and 56 commercial properties, respectively, in and around Austin, Dallas, Houston, Phoenix and San Antonio.

As of March 31, 2026, these properties consist of:

Consolidated Operating Portfolio

•	52 wholly owned properties that meet our Community Centered Properties® strategy; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development.

As of March 31, 2026, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On   January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On  March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On  December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.  Please refer to Note 6 (Investment in Real Estate Partnership) for more information on our accounting treatment of our former investment in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  We are the sole general partner of the Operating Partnership and possess full legal control and authority over the operations of the Operating Partnership. As of March 31, 2026 and December 31, 2025, we owned a majority of the partnership interests in the Operating Partnership. Consequently, the accompanying consolidated financial statements include the accounts of the Operating Partnership.

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

Pillarstone OP Guarantee.

The Company, through the Operating Partnership, guaranteed Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of  September 30, 2023.  The loan was also secured by the Uptown Tower property.  The debt matured on  October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.  On  October 24, 2023, the Lender provided notice of a planned foreclosure sale on  December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

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

On  September 8, 2025, Pillarstone paid $13.6 million to the Operating Partnership for its subrogation claim as guarantor.

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

Following the receipt of the $33.4 million, we applied the amount against the redemption receivable and other related transactions, and accordingly recognized a gain on partnership redemption during the year ended  December 31, 2025.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the grant date fair value of common share units included in share-based compensation expense, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps, the estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Restricted Cash. We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. During the year ended  December 31, 2025, we completed the sale of Kempwood and Sugar Park as part of a reverse like-kind exchange under Section 1031 of the Internal Revenue Code. The replacement property, South Hulen, was acquired prior to the disposition of Kempwood and Sugar Park. Upon the sale, net proceeds were deposited with a Qualified Intermediary (“QI”) and restricted for purposes of completing the exchange. As of December 31, 2025, the remaining escrow balance was classified as restricted cash on the balance sheet and was not available for general corporate use until its release following the 45-day identification period in the first quarter of 2026. As of March 31, 2026, we had no restricted cash.

Derivative Instruments and Hedging Activities. We utilize derivative financial instruments, principally interest rate swaps, to manage our exposure to fluctuations in interest rates. We have established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. We recognize our interest rate swaps as cash flow hedges with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Any ineffective portion of a cash flow hedges’ change in fair value is recorded immediately into earnings. Our cash flow hedges are determined using Level 2 inputs under ASC 820, “Fair Value Measurements and Disclosures.” Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable. As of March 31, 2026, we consider our cash flow hedges to be highly effective.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges (interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction) are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2026, approximately $134,000 and $48,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended March 31, 2025, approximately $136,000 and $47,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.  From time to time, we award nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to executive officers and employees under our 2018 Long-Term Equity Incentive Ownership Plan (the “2018 Plan”).  Awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $1,233,000 and $1,132,000 in share-based compensation net of forfeitures for the three months ended March 31, 2026 and 2025, respectively.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Accrued Rents and Accounts Receivable. Included in accrued rents and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. We review the collectability of charges under our tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. We recognize an adjustment to rental revenue if we deem it probable that the receivable will not be collected. Our review of collectability under our operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. As of March 31, 2026 and December 31, 2025, we had an allowance for uncollectible accounts of $13.4 million and $13.7 million, respectively. During the three months ended  March 31, 2026 and 2025, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.5 million and $0.3 million decrease in revenue, respectively. The three months ended March 31, 2026 included 7 cash basis tenants, resulting in a decrease in rental revenue for straight-line rent adjustments of $0.1 million and a decrease to rental revenue for bad debt adjustments of less than $0.1 million. The three months ended  March 31, 2025 included 11 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.1 million.

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

Other revenue primarily includes amounts recorded in connection with lease termination fees. We recognize lease termination fees in the year that the lease is terminated and collection of the fee is probable. Amounts recorded within other revenue are accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

See our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on significant accounting policies.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

A summary of minimum future rents to be received (exclusive of renewals, tenant reimbursements, contingent rents, and collectability adjustments under Topic 842) under noncancelable operating leases in existence as of March 31, 2026 is as follows (in thousands):

Minimum Future Rents
2026 (remaining)	$87,018
2027	103,494
2028	86,297
2029	69,700
2030	51,599
Thereafter	140,553
Total	$538,661

As a Lessee. We have office space, automobile, and office machine leases, which qualify as operating leases, with remaining lease terms of approximately three years.  As of March 31, 2026, we had one ground lease and one office machine lease that were classified as finance leases. The ground lease provides for variable rental payments based on CPI adjustment.

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by our weighted average incremental borrowing rates to calculate the lease liabilities for our operating and finance leases in which we are the lessee (in thousands):

	Operating Leases	Finance Leases
2026 (remaining)	$186	$63
2027	233	85
2028	95	86
2029	—	81
2030	—	69
Thereafter	—	2,570
Total undiscounted rental payments	514	2,954
Less imputed interest	32	2,222
Total lease liabilities	$482	$732

For the three months ended  March 31, 2026 and 2025, the total lease costs for operating leases were approximately $68,000 and $19,000, respectively, and for the finance leases were approximately $26,000 and $34,000, respectively.

The weighted average remaining lease term for our operating leases and our finance leases was 2.3 and 94 years, respectively, at March 31, 2026. We do not include renewal options in the lease term for calculating the lease liability unless we are reasonably certain we will exercise the option or the lessor has the sole ability to exercise the option. The weighted average incremental borrowing rate as of  March 31, 2026, was 5.9% for operating leases and 6.1% for our finance leases.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2026	December 31, 2025
Tenant receivables	$17,200	$17,025
Accrued rents and other recoveries	32,942	32,835
Allowance for doubtful accounts	(13,392)	(13,674)
Other receivables	685	1,261
Total	$37,435	$37,447

5. UNAMORTIZED LEASE COMMISSIONS, LEGAL FEES AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasing commissions	$25,870	$25,165
Deferred legal cost	254	255
Deferred financing cost	3,977	3,977
Total cost	30,101	29,397
Less: leasing commissions accumulated amortization	(11,607)	(10,997)
Less: deferred legal cost accumulated amortization	(242)	(240)
Less: deferred financing cost accumulated amortization	(543)	(295)
Total cost, net of accumulated amortization	$17,709	$17,865

6. INVESTMENT IN REAL ESTATE PARTNERSHIP

On December 8, 2016, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with Pillarstone OP and Pillarstone Capital REIT (“Pillarstone REIT”) pursuant to which we contributed all of the equity interests in four of our wholly-owned subsidiaries that, at the time, owned 14 non-core properties that did not fit our Community Centered Property® strategy (the “Pillarstone Properties”), to Pillarstone OP for aggregate consideration of approximately $84 million, consisting of (1) approximately $18.1 million of Class A units representing limited partnership interests in Pillarstone OP (“Pillarstone OP Units”) and (2) the assumption of approximately $65.9 million of liabilities (collectively, the “Contribution”). As of March 31, 2026, our ownership in Pillarstone OP no longer represents a majority interest. On January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

 Pillarstone OP's guarantee.  We, through our subsidiary, the Operating Partnership, guaranteed Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of September 30, 2023.  The loan was also secured by the Uptown Tower property.  The debt matured on October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan.  On October 24, 2023, the Lender provided notice of a planned foreclosure sale on December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

On  December 1, 2023, the Operating Partnership reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and negotiated and satisfied a payoff as of  December 4, 2023, in the amount of $13.6 million (the “DPO Amount”). The DPO Amount included a compromise settlement of approximately $1.7 million for the disputed default interest and other fees. The Company's share of it was recorded in the 4th quarter of fiscal year 2023 in the financial statement line equity (deficit) in earnings of real estate partnership. Per the agreement, this payment would satisfy the loan. The Company wired the DPO Amount to Lender on  December 4, 2023, with accompanying releases as required by Lender, fully satisfying the agreement.

On  December 1, 2023, Pillarstone OP filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower, in the Bankruptcy Court of the Northern District of Texas (the “Bankruptcy Court”). On  January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On  February 9, 2024, the Lender filed suit in New York County against the guarantor the Operating Partnership and the Company for alleged amounts due under the guarantee.  On  March 4, 2024, Pillarstone REIT authorized all of its entities to file bankruptcy.

On  April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Operating Partnership as Guarantor of the loan. On or before  June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1.1 million plus all attorneys’ fees and costs (not to exceed $20,000) incurred by the Lender from  April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13.6 million tendered to it by the Operating Partnership, and the guaranty was subsequently released. The Company pursued collection of the DPO Amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP. On  October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13.6 million. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming the Operating Partnership’s right of subrogation. On July 17, 2025, Pillarstone OP sold the Uptown Tower Property for net proceeds of approximately $17.3 million.

Following the sale of the Uptown Tower property, the Operating Partnership filed in the Bankruptcy court a Motion to Compel the payment of $13.6 million from the Uptown Tower closing proceeds relating to the Operating Partnership’s subrogation claim as guarantor, which was a secured claim. Following a hearing on August 18, 2025, the Bankruptcy Court ordered Pillarstone to pay the Operating Partnership to the amount of $13.6 million and on September 8, 2025, Pillarstone paid $13.6 million to the Operating Partnership for its subrogation claim as guarantor. On September 10, 2025 Pillarstone filed a Notice of Appeal of the Court’s order. On September 15, 2025, the Bankruptcy Court denied Pillarstone’s Motion for Stay Pending Appeal.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

7. DEBT

Mortgages and other notes payable consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2026	December 31, 2025
Fixed rate notes
$375.0 million, 3.40% plus 1.25% to 1.85% Note, due January 31, 2031 (1)	$375,000	$375,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	21,428	28,571
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	30,000	40,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
$17.7 million, 3.81% Note, due November 6, 2029	17,650	17,650
Floating rate notes
Unsecured line of credit, SOFR plus 1.30% to 1.90%, due September 19, 2029	79,791	51,791
Total notes payable principal	660,209	649,352
Less: unamortized debt discount	(939)	(997)
Less: deferred financing costs, net of accumulated amortization	(4,195)	(4,430)
Total notes payable	$655,075	$643,925

(1)

Promissory note includes an interest rate swap that fixes the Secured Overnight Financing Rate (“SOFR”) portion of the term loan at an interest rate of 3.40% through September 30, 2026, 3.36% from October 1, 2026 through January 31, 2028, and 3.42% beginning February 1, 2028 through January 31, 2031.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

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

On  December 16, 2022, Whitestone REIT (the “Company”) and the Operating Partnership, amended the Note Purchase and Guarantee Agreement originally executed on   March 22, 2019 (the “Existing Note Agreement”), pursuant to the terms and conditions of an Amendment No. 1 to Note Purchase and Guaranty Agreement, dated as of  December 16, 2022 (the Existing Note Purchase Agreement, as so amended, the “Amended Note Agreement”), by and among the Company and the Operating Partnership, together with certain subsidiary guarantors as initial guarantor parties thereto and The Prudential Insurance Company of America and the various other purchasers named therein.

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
March 31, 2026
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
March 31, 2026
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

Borrowings under the 2025 Facility accrue interest (at the Operating Partnership’s option) at a Base Rate or Term SOFR plus an applicable margin based upon the Company’s then existing leverage. Based on the Company’s current leverage ratio, the Revolver has an initial interest rate of Term SOFR plus 1.30%. In addition, the Company entered into interest rate swaps to fix the Term SOFR rates on the Term Loan. The Term Loan has the following interest rates:

As of March 31, 2026, the interest rate on the Revolver was 4.97%. The Term Loan with the swaps has the following interest rates:

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

As of March 31, 2026, subject to any potential future paydowns or increases in the borrowing base, we have $219 million remaining availability under the Revolver. As of March 31, 2026, $454.8 million was drawn on the 2025 Facility and our unused borrowing capacity was $295.2 million, assuming that we use the proceeds of the 2025 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

As of March 31, 2026, our $153.99 million in secured debt was collateralized by five properties with a carrying value of $253.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2026, we were in compliance with all loan covenants.

Scheduled maturities of our outstanding debt as of March 31, 2026 were as follows (in thousands):

Year	Amount Due
2026 (remaining)	$—
2027	97,414
2028	17,823
2029	35,517
2030	80,561
2031	428,894
Total	$660,209

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

8.  DERIVATIVES AND HEDGING ACTIVITIES

The fair value of our interest rate swaps is as follows (in thousands):

March 31, 2026
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$2,869
Accounts payable and accrued expenses	$(35)

December 31, 2025
Balance Sheet Location	Estimated Fair Value
Prepaid expenses and other assets	$879
Accounts payable and accrued expenses	$(478)

On  September 19, 2025, we, through our Operating Partnership, entered an interest rate swap with Bank of Montreal that fixed the unhedged SOFR portion of Term Loan under the 2025 Facility at 3.42%. The notional amount of the swap begins at $40 million on September 19, 2025, and increases to $375 million on  February 1, 2028, maturing on  January 31, 2031. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned beginning and ending notionals of $4.96 million and $46.5 million of the swap, respectively, to U.S. Bank, National Association, beginning and ending notionals of $4.96 million and $46.5 million of the swap, respectively, to Truist Bank, beginning and ending notionals of $4.96 million and $46.5 million of the swap, respectively, to Capital One, National Association, beginning and ending notionals of $5.33 million and $50 million of the swap, respectively, to Associated Bank, and beginning and ending notionals of $4.96 millillon and $46.5 million of the swap, respectively, to Citizens Bank, National Association. See Note 7 (Debt) for additional information regarding the 2025 Facility. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On  October 7, 2024, Whitestone REIT, operating through the Operating Partnership, entered into an interest rate swap to fix the interest rate on the Series One Incremental Term Loan at 3.67% plus bank credit spreads (that are currently 1.5%, through  January 31, 2028), or an all-in rate of 5.165%. See Note 7 (Debt) for additional information regarding the 2022 Facility. The swap will mature on January 31, 2028. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months.

On March 31, 2023, we, through our Operating Partnership, entered into an interest rate swap of $50 million (“Revolver Swap”) with Bank of Montreal that fixed the unhedged SOFR portion of the variable rate debt at 3.71%. Pursuant to the terms of the agreement governing the interest rate swap, Bank of Montreal assigned $10.0 million of the swap to U.S. Bank, $10.0 million of the swap to Capital One, $12.5 million of the swap to SunTrust Bank, and $2.5 million of the swap to Associated Bank. The swap began on March 31, 2023 and will mature on September 16, 2026. We designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not expect any amount of the existing gains or losses to be reclassified into earnings within the next 12 months. On September 19, 2025, we de-designated and redesignated the hedge to the unhedged SOFR portion of the term loan under the 2025 Facility. The $49,000 fair value of the hedge will be amortized on a straight-line basis through maturity, and no additional gains or losses are expected to be reclassified into earnings within the next 12 months.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

A summary of our interest rate swap activity is as follows (in thousands):

	Amount Recognized as Comprehensive Income (Loss)	Location of Income (Loss) Recognized in Earnings	Amount of Income (Loss) Recognized in Earnings (1)

Three Months Ended March 31, 2026	$2,432	Interest expense	$269
Three Months Ended March 31, 2025	$(3,526)	Interest expense	$781

(1)	There was no ineffective portion of our interest rate swaps to recognize in earnings for the three months ended March 31, 2026 and 2025.

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

Certain of our performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per share.  During the three months ended March 31, 2026 and 2025, 634,059 and 644,910 OP units, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net income	$4,193	$3,748
Less: Net income attributable to noncontrolling interests	(51)	(47)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$4,142	$3,701

Denominator:
Weighted average number of common shares - basic	51,388	50,890
Effect of dilutive securities:
Unvested restricted shares	1,387	1,120
Weighted average number of common shares - dilutive	52,775	52,010

Earnings Per Share:
Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.07
Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.08	$0.07

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (0.75% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” applies to the Texas Margin Tax.  For the three months ended March 31, 2026 and 2025, we recognized approximately $132,000 and $126,000, respectively, in margin tax provision.

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

Sales of the Shares, if any, under the Equity Distribution Agreements may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including block sales, negotiated sales and sales made directly on the New York Stock Exchange or sales made to or through a market maker or through an electronic communications network. Each Placement Agent will be entitled to compensation of up to 2.0% of the gross sales price of all Shares sold through it under the applicable Equity Distribution Agreement. Subject to the terms and conditions of the Sales Agreement, the applicable Placement Agent will use its commercially reasonable efforts to sell on the Company’s behalf any Shares to be offered by the Company under the Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreement. We did not sell any shares under the ATM Program during the three months ended March 31, 2026.

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

During the three months ended March 31, 2025, we did not sell shares under the 2022 equity distribution agreements.

Operating Partnership Units

Substantially all of our business is conducted through our Operating Partnership.  We are the sole general partner of the Operating Partnership.  As of March 31, 2026, we owned a 98.8% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP units have the right to redeem their OP units for cash or, at our option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2026 and December 31, 2025, there were 51,906,974 and 51,601,830 OP units outstanding, respectively.  We owned 51,272,915 and 50,967,771 OP units as of March 31, 2026 and December 31, 2025, respectively. The balance of the OP units is owned by third parties, including certain members of our Board of Trustees (the “Board”).  Our weighted average share ownership in the Operating Partnership was approximately 98.8% and 98.7% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended  March 31, 2026 and 2025, 0 and 6,605 OP units, respectively, were redeemed for an equal number of common shares.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Distributions

The following table summarizes the cash distributions paid or payable to holders of common shares and to holders of noncontrolling OP units during each quarter of 2025 and the three months ended March 31, 2026 (in thousands, except per share/per OP unit data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2026
First Quarter	$0.1425	$7,288	$0.1425	$90	$7,378
Total	$0.1425	$7,288	$0.1425	$90	$7,378

2025
Fourth Quarter	$0.1350	$6,858	$0.1350	$87	$6,945
Third Quarter	0.1350	6,858	0.1350	87	6,945
Second Quarter	0.1350	6,845	0.1350	87	6,932
First Quarter	0.1350	6,845	0.1350	87	6,932
Total	$0.5400	$27,406	$0.5400	$348	$27,754

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
March 31, 2026
(Unaudited)

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2026 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2026	1,091,064	$11.33
Granted	—	—
Vested	(221,156)	9.55
Forfeited	—	—
Non-vested at March 31, 2026	869,908	11.78
Available for grant at March 31, 2026	2,436,386

A summary of our non-vested and vested shares activity for the three months ended March 31, 2026 and years ended December 31, 2025 and 2024 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three Months Ended March 31, 2026	—	$—	(221,156)	$2,112
Year Ended December 31, 2025	558,784	$11.10	(390,709)	$4,720
Year Ended December 31, 2024	415,329	$13.87	(446,917)	$3,151

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Total compensation recognized in earnings for share-based payments was $1,233,000 and $1,132,000 for the three months ended March 31, 2026 and 2025, respectively.

Based on our current financial projections, we expect approximately 100% of the unvested awards to vest over the next 27 months. As of March 31, 2026, there was approximately $3.2 million in unrecognized compensation cost related to outstanding non-vested TSR Units, which are expected to vest over a period of 21 months, and approximately $2.6 million in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a period of approximately 27 months beginning on April 1, 2026.

We expect to record approximately $4.2 million in non-cash share-based compensation expense in 2026 and $2.7 million subsequent to 2026. The unrecognized share-based compensation cost is expected to vest over a weighted average period of 22 months. The dilutive impact of the performance-based shares will be included in the denominator of the earnings per share calculation beginning in the period that the performance conditions are expected to be met. The dilutive impact of the TSR Units is based on the Company’s TSR Peer Group Ranking as of the reporting date and weighted according to the number of days outstanding in the period. As of March 31, 2026, the TSR Peer Group Ranking called for attainment of 200% and 200% for the shares issued in 2024 and 2025, respectively.

13. GRANTS TO TRUSTEES

On  December 24, 2025, five independent trustees were granted a total of 58,582 common shares, which vest immediately and are prorated based on date appointed. The 58,582 common shares granted to our trustees had a grant fair value of $13.70 per share. The fair value of the shares granted during the year ended  December 31, 2025 was determined using quoted prices available on the date of grant.

14. SEGMENT INFORMATION

The Company generates revenue from its portfolio of community and neighborhood shopping centers. The Chief Executive Officer, as the Company’s Chief Operating Decision Maker (“CODM”), evaluates performance and resource allocation at the portfolio level. The Company does not segment its operations geographically for performance measurement purposes. As a result, it operates as a single reportable segment (the “Reporting Segment”) under US. GAAP. The Reporting Segment follows the same accounting policies outlined in the summary of significant accounting policies (see Note 2 for details).

Net income attributable to Whitestone REIT, as shown in the Consolidated Statements of Operations, is a key metric used by the CODM to assess performance and allocate resources. Additionally, total assets, as presented in the Consolidated Balance Sheets, are used to measure the Reporting Segment’s assets.

The table below provides revenues and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025

Revenues
Total revenues	$41,386	$38,003
Less:
Depreciation and amortization	9,974	9,324
Operating and maintenance	7,360	7,012
Real estate taxes	5,127	4,252
General and administrative	6,010	5,443
Interest expense	8,384	8,097
Loss on disposal of assets, net	215	100
Interest, dividend and other investment income	(9)	(100)
Add:
Provision for income tax	(132)	(127)
Net income	4,193	3,748

Less: Net income attributable to noncontrolling interests	51	47

Net income attributable to Whitestone REIT	$4,142	$3,701

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

15. REAL ESTATE

Property Acquisitions.

On March 5, 2026, we acquired Dunlap Crossings, a property that meets our Community Centered Property® strategy, for $0.8 million in cash and net prorations. Dunlap Crossings, a 3,400 square foot property, was 70.6% leased at the time of purchase and is located in Phoenix, Arizona. The funding for this acquisition was provided by our credit facility.

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

We have not included properties sold in 2025 in discontinued operations as they did not meet the definition of discontinued operations.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

The Company previously accounted for its investment in Pillarstone OP using the equity method. However, subsequent to   January 25, 2024, the Company ceased utilizing the equity method following the exercise of its notice of redemption for the majority of its investment in Pillarstone OP. We reclassified our investment (defined in Note 6) in Pillarstone OP to a receivable on our balance sheet after estimating 25 days of our share of the equity investment income. On  March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On  December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026. Please refer to Note 6 (Investment in Real Estate Partnership) for more information on our accounting treatment of our former investment in Pillarstone OP.

17.  COMMITMENTS AND CONTINGENCIES

Guarantor for Pillarstone OP’s Loan

The Company, through its subsidiary, the Operating Partnership, guaranteed Pillarstone OP’s loan for its Uptown Tower property located in Dallas, Texas, with an aggregate principal amount of $14.4 million as of  September 30, 2023. The loan was also secured by the Uptown Tower property. The debt matured on  October 4, 2023, and was in default, as Pillarstone OP failed to refinance the loan. On  October 24, 2023, the Lender provided notice of a planned foreclosure sale on  December 5, 2023.  The Lender also claimed that an additional sum of $4.6 million was due which included default interest of approximately $6.3 million and net credits from escrowed funds and other charges of approximately $1.7 million.

On  December 1, 2023, the Operating Partnership reached an agreement with the Lender that would avoid foreclosure and secure the release of the lien and discharge of the guarantee, and negotiated and satisfied a payoff as of  December 4, 2023, in the amount of $13.6 million (the “DPO Amount”). The DPO Amount included a compromise settlement of approximately $1.7 million for the disputed default interest and other fees. The Company's share of it was recorded in the 4th quarter of fiscal year 2023 in the financial statement line equity (deficit) in earnings of real estate partnership. Per the agreement, this payment would satisfy the loan. The Company wired the DPO Amount to Lender on  December 4, 2023, with accompanying releases as required by Lender, fully satisfying the agreement.

On  December 1, 2023, Pillarstone OP filed the Chapter 11 bankruptcy of its special purpose entity borrower that owns Uptown Tower, in the Bankruptcy Court of the Northern District of Texas (the “Bankruptcy Court”). On  January 25, 2024, the Company exercised its notice of redemption for substantially all of its investment in Pillarstone OP. On  February 9, 2024, the Lender filed suit in New York County against the guarantor the Operating Partnership and the Company for alleged amounts due under the guarantee.  On  March 4, 2024, Pillarstone REIT authorized and all of its entities to file bankruptcy.

On  April 24, 2024, the Lender and Pillarstone OP filed a motion with the Bankruptcy Court seeking approval to settle the dispute and dismiss their mutual lawsuits including the lawsuit by the Lender against the Operating Partnership as Guarantor of the loan. On or before  June 10, 2024, Pillarstone OP agreed to pay to the Lender the sum of $1.1 million plus all attorneys’ fees and costs (not to exceed $20,000) incurred by the Lender from  April 10, 2024 through the date of receipt of such payment. Upon timely receipt of the cash payment from Pillarstone OP, the Lender applied the $13.6 million tendered to it by the Operating Partnership, and the guaranty was subsequently released. The Company pursued collection of the DPO Amount from Pillarstone in the Pillarstone Bankruptcies through a subrogation claim against Pillarstone OP. On  October 2, 2024, the Bankruptcy Court affirmed the Company’s right of subrogation and allowed the Company’s secured claim for the guaranty payment in the amount of $13.6 million. On October 28, 2024, Pillarstone OP, through a subsidiary, filed a notice of appeal of the Bankruptcy Court’s order affirming the Operating Partnership’s right of subrogation. On July 17, 2025, Pillarstone OP sold the Uptown Tower Property for net proceeds of approximately $17.3 million.

Following the sale of the Uptown Tower property, the Operating Partnership filed in the Bankruptcy court a Motion to Compel the payment of $13.6 million from the Uptown Tower closing proceeds relating to the Operating Partnership’s subrogation claim as guarantor, which was a secured claim. Following a hearing on August 18, 2025, the Bankruptcy Court ordered Pillarstone to pay the Operating Partnership to the amount of $13.6 million and on September 8, 2025, Pillarstone paid $13.6 million to the Operating Partnership for its subrogation claim as guarantor. On September 10, 2025, Pillarstone filed a Notice of Appeal of the Court’s order. On September 15, 2025, the Bankruptcy Court denied Pillarstone’s Motion for Stay Pending Appeal.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Litigation between the Company and Pillarstone REIT

On  September 16, 2022, Pillarstone Capital REIT and Pillarstone OP filed suit against the Company and certain of its subsidiaries (Whitestone TRS, Inc. and the Operating Partnership) along with certain of its executives (Peter Tropoli, Christine Mastandrea,  and David Holeman) in the District Court of Harris County, Texas, alleging claims relating to the limited partnership agreement between Pillarstone Capital REIT and the Operating Partnership, as well as the termination of Management Agreements between Pillarstone OP and Whitestone TRS, Inc. On  November 25, 2022, the claims against Peter Tropoli, Christine Mastandrea and David Holeman were dismissed. The claimants seek monetary relief in excess of $1 million in damages and equitable relief. However, the Company denies the claims, has substantial legal and factual defenses against the claims, and intends to vigorously defend against the claims. The Company does not believe a probable loss will be incurred, nor does it anticipate a material adverse effect on its financial position, results of operations, cash flows or liquidity. Therefore, the Company has not recorded a charge as a result of this action. This litigation is subject to the Settlement Agreement discussed below in the section headed “Pillarstone Rights Agreement”.

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Pillarstone Rights Agreement

On  December 26, 2021, the Board of Trustees of Pillarstone REIT adopted a new shareholder rights agreement (the “Pillarstone Rights Agreement”). Because Pillarstone REIT sought to use the Pillarstone Rights Agreement to prevent the Operating Partnership from exercising its contractual Redemption Right, on   July 12, 2022, the Operating Partnership filed suit against Pillarstone REIT in the Court of Chancery of the State of Delaware challenging the Pillarstone Rights Agreement.

On  September 8, 2022, the Operating Partnership’s Motion to Preserve the Status Quo was granted by the Court, limiting Pillarstone OP from engaging in any acts outside the ordinary course of business and otherwise imposing restrictions on Pillarstone OP to ensure that Whitestone’s right of redemption is not impaired while the underlying dispute is being considered by the Court.

On   January 25, 2024, the Delaware Court of Chancery: held that Pillarstone breached the implied covenant of good faith and fair dealing when it adopted the Pillarstone Rights Agreement that thwarted the Operating Partnership from exercising the unfettered contractual redemption right it obtained in connection with its investment in the partnership; and the Court held that the Rights Plan was unenforceable as to the limited partner and allowed the Operating Partnership to exercise its redemption right; allowed Pillarstone to determine the current value of the Partnership’s assets; and, as necessary, would later enter a monetary judgment against Pillarstone for the difference between the amount Whitestone would have received in or around    December 2021 and the current value.

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

A third-party Bankruptcy Plan Agent was appointed and granted the sole and exclusive authority to administer the claims related to the Pillarstone Bankruptcy, including the authority to object to the allowance of claims and to enforce, assert, and settle retained causes of action and to direct and cause the Pillarstone Debtors to make all payments and distributions under the bankruptcy plan. the Operating Partnership and the Plan Agent negotiated a resolution of all pending disputes in the Pillarstone Bankruptcies, and on  October 18, 2025, filed a settlement agreement with the Bankruptcy Court to resolve and confirm all issues regarding the Pillarstone Bankruptcies including all claims and causes of action asserted by or that could have been asserted by the Pillarstone Debtors against Whitestone OP and by the Operating Partnership against the Pillarstone Debtors including the Operating Partnership ’s Delaware litigation against Pillarstone REIT and the litigation between Pillarstone OP and the Company (the “Settlement Agreement”). The Settlement Agreement requires Court approval under Bankruptcy Rule 9019. If the Court enters a Final Order approving the Settlement Agreement (the “9019 Order”), the Settlement Agreement shall be effective and binding on the Parties-and each of their respective successors and assigns as of the date of entry (the “Settlement Effective Date”).

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

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

18.  SUBSEQUENT EVENTS

Entry into Merger Agreement

On April 8, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Operating Partnership, AREG Wizard Parent LP (“Parent”), AREG Wizard Intermediate LP (“Merger Sub”), and AREG Wizard Operating Partnership LP (“Merger OP” and, collectively with Parent and Merger Sub, the “Parent Parties”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with Maryland REIT Law and the Delaware Revised Uniform Limited Partnership Act, Merger OP will merge with and into the Operating Partnership (the “Partnership Merger”), and, immediately following the Partnership Merger, the Company will merge with and into Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, the Operating Partnership will survive, and the separate existence of Merger OP will cease. Upon completion of the Company Merger, Merger Sub will survive (the “Surviving Company”) as a wholly owned subsidiary of Parent, and the separate existence of the Company will cease.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Company Merger (as defined in the Merger Agreement), each common share of beneficial interest, par value $0.001 per share, of the Company other than Excluded Shares (as defined in the Merger Agreement), that is issued and outstanding immediately prior to the Company Merger Effective Time (as defined in the Merger Agreement), will be automatically cancelled and converted into the right to receive an amount in cash equal to $19.00, without interest. Additionally, pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each outstanding OP unit of partnership interest of the Operating Partnership (a “Partnership OP Unit”), other than Partnership OP Units held by the Company and its subsidiaries, that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be converted into, and will be cancelled in exchange for, the right to receive an amount in cash equal to the Merger Consideration, without interest.

The Merger Agreement was unanimously approved by the Company’s Board of Trustees and is subject to certain customary closing conditions, including the approval of the Company Merger by the Company’s shareholders.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to use its commercially reasonable efforts to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the Closing Date, subject to certain exceptions. During the term of the Merger Agreement, the Company may not pay dividends, except for dividends declared prior to the date of the Merger Agreement, the minimum amount of dividends required for the Company to maintain its status as a real estate investment trust, and the regular quarterly dividend declared by the Board in the amount of $0.1425 per share, payable on June 29, 2026, to shareholders of record as of the close of business on June 17, 2026.

If the Mergers are consummated, the Company Common Shares will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.

The Merger Agreement provides that, upon termination of the Merger Agreement by the Company or Parent in certain customary circumstances, including termination by the Company due to Company Adverse Recommendation Change (as defined in the Merger Agreement) and subsequent entry into a definitive agreement providing for a Company Superior Proposal (as defined in the Merger Agreement), and termination by Parent following a Company Adverse Recommendation Change or the Company’s intentional and material breach of the “no shop”, a fee of $36,000,000 will be payable by the Company to Parent.

The Merger Agreement also provides that, in certain customary circumstances, including the termination of the Merger Agreement following a failure by Parent to consummate the Mergers in breach of the Merger Agreement, subject to certain conditions, Parent would be required to pay the Company a termination fee of $77,000,000.

Additional information regarding the Merger Agreement and the proposed Mergers is included in the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2026.

Amendment to Bylaws

On April 8, 2026, in connection with the execution of the Merger Agreement, the Board adopted the Amendment No 3. to the Amended and Restated Bylaws of the Company (the “Bylaw Amendment”). The Bylaw Amendment adds an exclusive forum provision providing that, unless the Company consents in writing to an alternative forum, the Circuit Court for Baltimore City, Maryland, (or, if the Circuit Court for Baltimore City, Maryland, does not have jurisdiction, the U.S. District Court for the District of  Maryland, Northern Division), to the fullest extent permitted by law, shall be the sole and exclusive forum for certain state corporate law or shareholder derivative actions, and that the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Indemnification Agreement

On April 8, 2026, in connection with the execution of the Merger Agreement, the Board approved a new standard form of indemnification agreement (the “Indemnification Agreement”), and the Company entered into such with each of its trustees and executive officers. The Indemnification Agreement provides, among other things, that the Company will indemnify the trustees and executive officers, under the circumstances and to the extent provided for therein, for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a trustee or executive officer in any action or proceeding arising out of his or her service as a trustee or officer of the Company or any other company or enterprise to which he or she provides services at the Company’s request.

Disposition of properties

On  April 20, 2026, we completed the sale of Town Park, located in Houston, Texas, for $16.5 million.

On April 10, 2026, we completed the sale of South Shaver Plaza, located in Houston, Texas, for $5.7 million.

Incentive Share Plan

On April 1, 2026, an aggregate of 185,639 TSR Units and 151,434 time-based restricted common share units under the amended 2018 Plan were awarded to certain of our employees. Vesting of the TSR Units is contingent upon achieving Total Shareholder Return relative to the peer group defined in the TSR Unit award agreements over a three-year performance period. At the end of the performance period, the number of common shares awarded for each vested TSR Unit will vary from 0% to 200% depending on the Company’s TSR Peer Group Ranking. Continued employment is required through the vesting date. The grant date fair value for each TSR Unit of $18.98 was determined using the Monte Carlo simulation method and is being recognized as share-based compensation expense ratably from the  April 1, 2026 grant date to the end of the performance period, December 31, 2028. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The time-based restricted common share units have a grant date fair value of $14.98 and vest annually in three equal installments.

WHITESTONE REIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (this “Report”), and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

•	our inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	geopolitical instability, such as the ongoing conflict between Russia and Ukraine, the conflict in the Gaza Strip and unrest in the Middle East;
•	the need to fund tenant improvements or other capital expenditures out of our operating cash flow;
•	the risk that we are unable to raise capital for working capital, acquisitions or other uses on attractive terms or at all;
•	disruptions to our business and financial results as a result of shareholder activism efforts or unsolicited offers from third-parties;
•

delays in or failure to complete the Mergers (as defined herein), whether due to an inability by either party to satisfy one or more conditions to closing, the occurrence of events or changes in circumstances that give rise to the termination of the Merger Agreement (as defined herein) by either party, or otherwise;

•	the failure to satisfy any of the conditions to the consummation of the Mergers, including the approval of the Company Merger by the Company’s shareholders;
•

the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances requiring the Company to pay a termination fee;

•

the effect of the announcement or pendency of the proposed Mergers on the Company’s business relationships, including relationships with tenants and suppliers, operating results and business generally;

•	risks that the proposed transaction disrupts the Company’s current plans and operations;
•	the Company’s ability to retain and hire key personnel in light of the proposed Mergers or otherwise;
•	risks related to diverting management’s attention from the Company’s ongoing business operations, unexpected costs, charges or expenses resulting from the proposed transaction;
•

potential litigation or other proceedings relating to the Mergers that could be instituted against the parties to the Merger Agreement, including the Company the Operating Partnership, or their affiliates, respective directors, managers or officers, including the costs of such proceedings and the effects of any outcomes related thereto;

•	continued availability of capital and financing and rating agency actions;
•	certain restrictions during the pendency of the transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
•

unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, war, hostilities, epidemics or pandemics, as well as management’s response to any of the aforementioned factors, and their potential to disrupt or delay the closing of the transactions; and

•	the possible failure of the Company to maintain its qualification as a REIT and the risk of changes in laws affecting REITs.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as previously filed with the Securities and Exchange Commission (“SEC”).

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

We serve as the general partner of the Operating Partnership, which was formed on December 31, 1998 as a Delaware limited partnership. We currently conduct substantially all of our operations and activities through the Operating Partnership. As the general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions.

Entry into Merger Agreement

On April 8, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Operating Partnership, AREG Wizard Parent LP (“Parent”), AREG Wizard Intermediate LP (“Merger Sub”), and AREG Wizard Operating Partnership LP (“Merger OP” and, collectively with Parent and Merger Sub, the “Parent Parties”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with Maryland REIT Law and the Delaware Revised Uniform Limited Partnership Act, Merger OP will merge with and into the Operating Partnership (the “Partnership Merger”), and, immediately following the Partnership Merger, the Company will merge with and into Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Partnership Merger, the Operating Partnership will survive, and the separate existence of Merger OP will cease. Upon completion of the Company Merger, Merger Sub will survive (the “Surviving Company”) as a wholly owned subsidiary of Parent, and the separate existence of the Company will cease.

The Merger Agreement was unanimously approved by the Company’s Board of Trustees and is subject to certain customary closing conditions, including the approval of the Company Merger by the Company’s shareholders. For more information regarding the previously announced Mergers, see Note 18 to the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Portfolios

As of March 31, 2026, we wholly owned 57 commercial properties consisting of:

Consolidated Operating Portfolio

•

52 wholly owned properties that meet our Community Centered Properties® strategy, including one land parcel subject to a ground lease, containing approximately 4.9 million square feet of gross leasable area (“GLA”) and having a total carrying amount (net of accumulated depreciation) of $1.07 billion; and

Redevelopment, New Acquisitions Portfolio

•	five parcels of land held for future development that meet our Community Centered Properties® strategy having a total carrying value of $23.7 million.

As of March 31, 2026, we had an aggregate of 1,448 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.1% of our annualized rental revenues for the three months ended March 31, 2026.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases include minimum monthly lease payments and generally provide for tenant reimbursements for payment of taxes, insurance and maintenance. We completed 61 new and renewal leases during the three months ended March 31, 2026, totaling 245,053 square feet and approximately $32.4 million in total lease value.  This compares to 84 new and renewal leases totaling 199,610 square feet and approximately $31.3 million in total lease value during the same period in 2025.

We employed 70 full-time employees as of March 31, 2026. As an internally managed REIT, we bear our own expenses of operations, including the salaries, benefits and other compensation of our employees, office expenses, legal, accounting, and investor relations expenses and other overhead costs.

Real Estate Partnership

As of March 31, 2026, our ownership in Pillarstone Capital REIT Operating Partnership LP (“Pillarstone” or “Pillarstone OP”) no longer represents a majority interest. On January 25, 2024, we exercised a notice of redemption for substantially all of our investment in Pillarstone OP. On March 4, 2024, Pillarstone Capital REIT (“Pillarstone REIT”) authorized and filed a Chapter 11 bankruptcy (the “Pillarstone Bankruptcies”) of itself, Pillarstone OP, and all of its remaining special purpose entities in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). We filed a claim in the “Pillarstone Bankruptcies” for the value of our redemption claim along with interest and other costs. On December 12, 2025, we received $33.4 million dollars from Pillarstone OP pursuant to a settlement agreement approved by the Bankruptcy court under Bankruptcy Rule 9019. The settlement agreement directs Pillarstone OP to distribute to us all funds remaining after a payment of $4.05 million to Pillarstone REIT and a reserve of $2.5 million for claims, taxes and administrative expenses. After the $4.05 million payment is made to Pillarstone REIT, we expect to receive approximately $4.0 million in cash and any excess from the $2.5 million in reserves in 2026.

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

Rising Interest Rates

As of March 31, 2026, $79.8 million, or approximately 12% of our outstanding debt, was subject to floating interest rates of Secured Overnight Financing Rate (“SOFR”) plus 1.30% to 1.90% credit spread adjustment and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.8 million, respectively.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had total revenues of approximately $41.4 million and $38.0 million for the three months ended March 31, 2026 and 2025, respectively.

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties and rent increases on renewal leases. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. During the three months ended March 31, 2026 and 2025, we recorded an adjustment to rental revenue for bad debt, exclusive of straight-line rent reserve adjustments, resulting in a $0.5 million and $0.3 million decrease in revenue, respectively. The three months ended March 31, 2026 included 7 cash basis tenants, resulting in a decrease in rental revenue for straight-line rent adjustments of $0.1 million and a decrease to rental revenue for bad debt adjustments of less than $0.1 million. The three months ended March 31, 2025 included 11 cash basis tenants, resulting in a decrease to rental revenue for straight-line rent adjustment of $0.2 million and a decrease to rental revenue for bad debt adjustments of $0.1 million.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2026, approximately 26% of our GLA was subject to leases that expire prior to December 31, 2027.  Over the last three calendar years, we have renewed expiring leases with respect to approximately 69% of our GLA. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with a tenant as early as 24 months prior to the expiration date of the existing lease. Inasmuch as our early renewal program and other leasing and marketing efforts target these expiring leases, we work to re-lease most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications, which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties that are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates. Market conditions, including new supply of properties and competition, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants’ operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to make distributions to our shareholders.

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

On March 5, 2026, we acquired Dunlap Crossings, a property that meets our Community Centered Property® strategy, for $0.8 million in cash and net prorations. Dunlap Crossings, a 3,400 square foot property, was 70.6% leased at the time of purchase and is located in Phoenix, Arizona. The funding for this acquisition was provided by our credit facility.

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

We have not included properties sold in 2025 in discontinued operations as they did not meet the definition of discontinued operations.

Leasing Activity

As of March 31, 2026, we owned 57 properties with 4,860,908 square feet of GLA and, as of March 31, 2026 and March 31, 2025, our occupancy rate for all properties was approximately 94% and 93%, respectively. The following is a summary of our leasing activity for the three months ended March 31, 2026:

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)	Prior Contractual Rent Per Sq. Ft. (5)	Straight-lined Basis Increase (Decrease) Over Prior Rent
Comparable (1)
Renewal Leases	36	107,988	3.9	$2.11	$28.38	$26.42	22.3%
New Leases	10	25,112	5.8	27.87	33.82	28.52	32.5%
Total	46	133,100	4.3	$6.97	$29.41	$26.82	24.4%

	Number of Leases Signed	GLA Signed	Weighted Average Lease Term (2)	TI and Incentives per Sq. Ft. (3)	Contractual Rent Per Sq. Ft. (4)
Total
Renewal Leases	40	145,754	3.1	$1.63	$32.19
New Leases	21	99,299	8.1	37.00	23.48
Total	61	245,053	5.1	$15.97	$28.66

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no significant changes to policies during the three months ended March 31, 2026. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table provides a general comparison of our results of operations and other metrics for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share and per OP unit amounts):

	Three Months Ended March 31,
	2026	2025
Number of properties owned and operated	57	55
Aggregate GLA (sq. ft.)	4,860,908	4,863,562
Ending occupancy rate	94%	93%

Total revenues	$41,386	$38,003
Total operating expenses	28,471	26,031
Total other expenses	8,590	8,097
Income before income tax	4,325	3,875
Provision for income tax	(132)	(127)
Net income	4,193	3,748
Less: Net income attributable to noncontrolling interests	51	47
Net income attributable to Whitestone REIT	$4,142	$3,701

Funds from operations(1)	$14,367	$13,148
Property net operating income(2)	28,899	26,739
Distributions paid on common shares and OP units	7,378	6,932
Distributions per common share and OP unit	$0.1425	$0.1350
Distributions paid as a percentage of funds from operations	51%	53%

(1)	For an explanation and reconciliation of funds from operations, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Funds From Operations (“FFO”)” below.

(2)

For an explanation and reconciliation of property net operating income, a Non-GAAP metric, to net income, see “—Reconciliation of Non-GAAP Financial Measures—Property Net Operating Income (“NOI”)” below.

We define “Same Store” as properties that have been owned for the entire period being compared. For purposes of comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, Same Store includes properties owned during the entire period from January 1, 2025 to March 31, 2026. We define “Non-Same Store” as properties acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations.

Revenues. The primary components of revenue are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Revenue	2026	2025	Change	% Change
Same Store
Rental revenues (1)	$27,233	$26,345	$888	3%
Recoveries (2)	11,287	10,151	1,136	11%
Bad debt	(460)	(313)	(147)	47%
Total rental	38,060	36,183	1,877	5%
Other revenues	490	601	(111)	(18)%
Same Store Total	38,550	36,784	1,766	5%

Non-Same Store
Rental revenues (3)	1,899	860	1,039	121%
Recoveries (3)	965	358	607	170%
Bad debt (3)	(30)	(6)	(24)	400%
Total rental	2,834	1,212	1,622	134%
Other revenues (3)	2	7	(5)	(71)%
Non-Same Store Total	2,836	1,219	1,617	133%

Total revenue	$41,386	$38,003	$3,383	9%

(1)

The Same Store rental revenues increase of $888,000 was driven by an $882,000 increase from higher average rent per leased square foot, from $24.47 to $25.29 and a $6,000 increase from higher average leased square footage, from 4,306,626 to 4,307,672. Same Store rental revenues also include straight-line rent write offs for tenants converted to cash basis accounting, representing a decrease of $138,000 and a decrease of $195,000 for the three months ended March 31, 2026 and 2025, respectively.

(2)

The Same Store recoveries revenue increase of $1,136,000 is primarily attributable to increases in operating expenses and increase in recoverability of expenses from the increased occupancy at our properties.

(3)

Non-Same Store rental revenue includes San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Woodlake Plaza (sold on June 27, 2025), 1730 S Val Vista (acquired on July 11, 2025), Sugar Park Plaza (sold on September 25, 2025), Kempwood Plaza (sold on December 4, 2025), Ashford Village (acquired on October 31, 2025), World Cup Plaza (acquired on November 6, 2025), and Dunlap Crossing (acquired on March 3, 2026).

Operating expenses. The primary components of operating expenses for the three months ended March 31, 2026 and 2025 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2026	2025	Change	% Change
Same Store
Operating and maintenance (1)	$6,915	$6,588	$327	5%
Real estate taxes	4,709	4,099	610	15%
Same Store total	11,624	10,687	937	9%

Non-Same Store
Operating and maintenance (2)	445	424	21	5%
Real estate taxes (2)	418	153	265	173%
Non-Same Store total	863	577	286	50%
Depreciation and amortization	9,974	9,324	650	7%
General and administrative (3)	6,010	5,443	567	10%
Total operating expenses	$28,471	$26,031	$2,440	9%

(1)	The operating and maintenance expense increase is attributable to increased contract services costs of $192,000, increased utility costs of $108,000, increased other costs of $27,000.

(2)

Non-Same Store rental expense includes San Clemente (acquired on May 5, 2025), South Hulen (acquired on June 16, 2025), Woodlake Plaza (sold on June 27, 2025), 1730 S Val Vista (acquired on July 11, 2025), and Sugar Park Plaza (sold on September 25, 2025), Kempwood Plaza (sold on December 4, 2025), Ashford Village (acquired on October 31, 2025), World Cup Plaza (acquired on November 6, 2025), and Dunlap Crossing (acquired on March 6, 2026) .

(3)

The general and administrative expense increase is attributable to an increased payroll cost of $490,000, increased office expenses of $237,000, decreased legal fees of $206,000, increased share-based compensation of $142,000, and decreased other costs of $96,000.

Other expenses (income). The primary components of other expenses (income) for the three months ended March 31, 2026 and 2025 are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Other Expenses (Income)	2026	2025	Change	% Change

Interest expense (1)	$8,384	$8,097	$287	4%
Loss on disposal of assets, net	215	100	115	115%
Interest, dividend and other investment income	(9)	(100)	91	(91)%
Total other expenses	$8,590	$8,097	$493	6%

(1)	The $287,000 increase in interest expense is primarily attributable to a decrease in our effective interest rate to 4.87% for the three months ended March 31, 2026 as compared to 4.91% for the three months ended March 31, 2025, resulting in a $77,000 decrease in interest expense and increase of our average outstanding notes payable balance by $13.1 million, resulting in a $161,000 increase in interest expense. The increase is also attributable to an increased amortization of deferred financing costs related to our debt, which was approximately $203,000.

Same Store net operating income. The components of Same Store net operating income is detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Same Store (47 properties, excluding development land)
Property revenues
Rental	$38,060	$36,183	$1,877	5%
Management, transaction and other fees	490	601	(111)	(18)%
Total property revenues	38,550	36,784	1,766	5%

Property expenses
Property operation and maintenance	6,915	6,588	327	5%
Real estate taxes	4,709	4,099	610	15%
Total property expenses	11,624	10,687	937	9%

Total property revenues less total property expenses	26,926	26,097	829	3%

Same Store straight-line rent adjustments	(489)	(564)	75	(13)%
Same Store amortization of above/below market rents	(290)	(206)	(84)	41%
Same Store lease termination fees	(302)	(426)	124	(29)%

Same Store NOI(1)	$25,845	$24,901	$944	3.8%

(1)	For an explanation and reconciliation of property net operating income, a non-GAAP metric, to net income, see “Reconciliation of Non-GAAP Financial Measures—Property Net Income (“NOI”)” below.

	Three Months Ended March 31,
PROPERTY NET OPERATING INCOME (“NOI”)	2026	2025
Net income attributable to Whitestone REIT	$4,142	$3,701
General and administrative expenses	6,010	5,443
Depreciation and amortization	9,974	9,324
Interest expense	8,384	8,097
Interest, dividend and other investment income	(9)	(100)
Provision for income tax	132	127
Loss on disposal of assets, net	215	100
Net income attributable to noncontrolling interests	51	47
NOI	$28,899	$26,739
Non-Same Store NOI (1)	(1,973)	(642)
NOI less Non-Same Store NOI and NOI of real estate partnership (pro rata)	26,926	26,097
Same Store straight-line rent adjustments	(489)	(564)
Same Store amortization of above/below market rents	(290)	(206)
Same Store lease termination fees	(302)	(426)
Same Store NOI (2)	$25,845	$24,901

(1)

We define “Non-Same Store” as properties that have been acquired since the beginning of the period being compared and properties that have been sold, but not classified as discontinued operations. For purposes of comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, Non-Same Store includes properties acquired between January 1, 2025 and March 31, 2026 and properties sold between January 1, 2025 and March 31, 2026, but not included in discontinued operations.

(2)

We define “Same Store” as properties that have been owned during the entire period being compared. For purposes of comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, Same Store includes properties owned before January 1, 2025 and not sold before March 31, 2026. Straight-line rent adjustments, above/below market rents, and lease termination fees are excluded.

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

Below are the calculations of FFO and Core FFO, along with the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
FFO (NAREIT) AND CORE FFO	2026	2025
Net income attributable to Whitestone REIT	$4,142	$3,701
Adjustments to reconcile to FFO:(1)
Depreciation and amortization of real estate assets	9,959	9,300
Loss on disposal of assets, net	215	100
Net income attributable to noncontrolling interests	51	47
FFO (NAREIT)	$14,367	$13,148
Adjustments to reconcile to Core FFO:
Proxy contest costs	94	—
Core FFO	$14,461	$13,148

Property Net Operating Income (“NOI”)

NOI: Net Operating Income: Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI adjusts for general and administrative expenses, depreciation and amortization, interest expense, interest dividend and other investment income, provision for income taxes, gain or loss on sale of property, gain or loss on sale or disposal of assets, and net income attributable to noncontrolling interests, it provides a performance measure that, when compared year-over-year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliations to net income, which we believe is the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2026	2025
Net income attributable to Whitestone REIT	$4,142	$3,701
General and administrative expenses	6,010	5,443
Depreciation and amortization	9,974	9,324
Interest expense	8,384	8,097
Interest, dividend and other investment income	(9)	(100)
Provision for income taxes	132	127
Loss on disposal of assets, net	215	100
Net income attributable to noncontrolling interests	51	47
NOI	$28,899	$26,739

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of our common shares and OP units, including those required to maintain our REIT status and satisfy our current quarterly distribution target of $0.1425 per common share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

During the three months ended March 31, 2026, our cash provided by operating activities was $3,562,000 and our total distributions were $7,378,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $3,816,000. We anticipate that cash flows from operating activities and our borrowing capacity under our 2025 Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures, acquisitions and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for us to continue to qualify to be taxed as a REIT for federal income tax purposes.

Our long-term capital requirements consist primarily of maturities under our longer-term debt agreements, development and redevelopment costs, and potential acquisitions. We expect to meet our long-term liquidity requirements with net cash from operations, long-term indebtedness, sales of common shares, issuance of OP units, sales of underperforming properties and non-core properties and other financing opportunities, including debt financing. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. On December 18, 2025, we announced an increase to our quarterly distribution to $0.1425 per common share and OP unit for the first quarter of 2026, represented a 5.6% increase over the Company's previous quarterly dividend amount. The Board will regularly reassess the dividend in light of economic conditions. As of March 31, 2026, subject to any potential future paydowns in the borrowing base, we have $219 million remaining availability under the 2025 Revolver.

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

On September 16, 2025, we entered into equity distribution agreements (individually, an “Equity Distribution Agreement” and together, the “Equity Distribution Agreements”) with each of BMO Capital Markets Corp., Barclays Capital Inc., BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Citizens JMP Securities, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, Truist Securities, Inc., and UBS Securities LLC (individually, a “Placement Agent” and together, the “Placement Agents”), as agents for the offer and sale of up to an aggregate of $100,000,000 of our common shares of beneficial interest, par value $0.001 per share (the “Shares”), from time to time in “at the market” offerings (the “ATM Program”). We did not sell any shares under the ATM Program during the three months ended March 31, 2026.

On May 12, 2022, we filed a Form S-3 (File No. 333-264881), which was subsequently declared effective by the SEC on May 20, 2022 (the “2022 Registration Statement”), pursuant to which we could issue and sell up to $500 million in securities, including common shares, preferred shares, debt securities, depositary shares and subscription rights. The 2022 Registration Statement, which registered the 2022 ATM Program (the “2022 ATM Program”), expired on May 20, 2025. As a result, no further shares of common stock may be sold under the 2022 ATM Program. We did not sell any shares under the 2022 ATM Program during the three months ended March 31, 2025.

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

We classify all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. As of March 31, 2026, we had no restricted cash.

Cash, Cash Equivalents and Restricted Cash

We had cash, cash equivalents and restricted cash of approximately $6,016,000 as of March 31, 2026, as compared to $7,360,000 on December 31, 2025.  Sources and uses of cash during the three months ended March 31, 2026 and 2025 were as follows:

Sources of Cash

•	Proceeds from borrowings under unsecured term loan of $28,000,000 for the three months ended March 31, 2026, compared to $27,300,000 for the three months ended March 31, 2025;

•	Cash flow from operations of $3,562,000 for the three months ended March 31, 2026, compared to $3,081,000 for the three months ended March 31, 2025;

Uses of Cash

•	Payments of notes payable of $17,143,000 for the three months ended March 31, 2026, compared to $17,572,000 for the three months ended March 31, 2025;

•	Payment of distributions to common shareholders and OP unit holders of $7,378,000 for the three months ended March 31, 2026, compared to $6,932,000 for the three months ended March 31, 2025;

•	Additions to real estate of $5,626,000 for the three months ended March 31, 2026, compared to $3,914,000 for the three months ended March 31, 2025;

•

Repurchase of common shares from employees to satisfy tax withholding obligations upon vesting of equity awards of $1,936,000 for the three months ended March 31, 2026, compared to $1,510,000 for the three months ended March 31, 2025;

•	Acquisition of real estate of $814,000 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025; and

•	Payment of finance lease liability of $9,000 for the three months ended March 31, 2026, compared to $9,000 for the three months ended March 31, 2025.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2026	December 31, 2025
Fixed rate notes
$375.0 million, 3.40% plus 1.25% to 1.85% Note, due January 31, 2031 (1)	$375,000	$375,000
$80.0 million, 3.72% Note, due June 1, 2027	80,000	80,000
$50.0 million, 5.09% Note, due March 22, 2029 (Series A)	21,428	28,571
$50.0 million, 5.17% Note, due March 22, 2029 (Series B)	30,000	40,000
$56.3 million, 6.23% Note, due July 31, 2031	56,340	56,340
$17.7 million, 3.81% Note, due November 6, 2029	17,650	17,650
Floating rate notes
Unsecured line of credit, SOFR plus 1.30% to 1.90%, due September 19, 2029	79,791	51,791
Total notes payable principal	660,209	649,352
Less: unamortized debt discount	(939)	(997)
Less: deferred financing costs, net of accumulated amortization	(4,195)	(4,430)
Total notes payable	$655,075	$643,925

(1)

Promissory note includes an interest rate swap that fixes the SOFR portion of the term loan at an interest rate of 3.40% through September 30, 2026, 3.36% from October 1, 2026 through January 31, 2028, and 3.42% beginning February 1, 2028 through January 31, 2031.

Scheduled maturities of our outstanding debt as of March 31, 2026 were as follows (in thousands):

Year	Amount Due
2026 (remaining)	$—
2027	97,414
2028	17,823
2029	35,517
2030	80,561
2031	428,894
Total	$660,209

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

Borrowings under the 2025 Facility accrue interest (at the Operating Partnership’s option) at a Base Rate or Term SOFR plus an applicable margin based upon the Company’s then existing leverage. Based on the Company’s current leverage ratio, the Revolver has an initial interest rate of Term SOFR plus 1.30%. In addition, the Company entered into interest rate swaps to fix the Term SOFR rates on the Term Loan. The Term Loan has the following interest rates:

As of March 31, 2026, the interest rate on the Revolver was 4.97%. The Term Loan with the swaps has the following interest rates:

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

As of March 31, 2026, subject to any potential future paydowns or increases in the borrowing base, we have $219 million remaining availability under the Revolver. As of March 31, 2026, $454.8 million was drawn on the 2025 Facility and our unused borrowing capacity was $295.2 million, assuming that we use the proceeds of the 2025 Facility to acquire properties, or to repay debt on properties, that are eligible to be included in the unsecured borrowing base.

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

On December 16, 2022, the Company and the Operating Partnership, amended the Existing Note Agreement, pursuant to the terms and conditions of the Amended Note Agreement, by and among the Company and the Operating Partnership, together with certain subsidiary guarantors as initial guarantor parties thereto and The Prudential Insurance Company of America and the various other purchasers named therein.

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

As of March 31, 2026, our $153.99 million in secured debt was collateralized by five properties with a carrying value of $253.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties. As of March 31, 2026, we were in compliance with all loan covenants.

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

The following is a summary of our capital expenditures for the three month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Capital expenditures:
Tenant improvements and allowances	$4,510	$2,259
Developments / redevelopments	1,048	1,737
Leasing commissions and costs	888	651
Maintenance capital expenditures	1,722	1,628
Total capital expenditures (1)	$8,168	$6,275

(1)	Total capital expenditures include the non cash accrued capital expenditures line item as reported in the consolidated statements of cash flows.

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

On December 18, 2025, we announced an increase to our quarterly distribution to $0.1425 per common share and OP unit for the first quarter of 2026, represented a 5.6% increase over the Company's previous quarterly dividend amount. The Board will continue to regularly reassess the dividend level.

During the three months ended March 31, 2026, we paid distributions to our common shareholders and OP unit holders of $7.4 million, compared to $6.9 million in the three months ended March 31, 2025.  Common shareholders and OP unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly. The following table summarizes the cash distributions paid or payable to holders of our common shares and noncontrolling OP units during each quarter of 2025 and the three months ended March 31, 2026 (in thousands, except per share data):

	Common Shares		Noncontrolling OP Unit Holders		Total
Quarter Paid	Distributions Per Common Share	Amount Paid	Distributions Per OP Unit	Amount Paid	Amount Paid
2026
First Quarter	$0.1425	$7,288	$0.1425	$90	$7,378
Total	$0.1425	$7,288	$0.1425	$90	$7,378

2025
Fourth Quarter	$0.1350	$6,858	$0.1350	$87	$6,945
Third Quarter	0.1350	6,858	0.1350	87	6,945
Second Quarter	0.1350	6,845	0.1350	87	6,932
First Quarter	0.1350	6,845	0.1350	87	6,932
Total	$0.5400	$27,406	$0.5400	$348	$27,754

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

Fixed Interest Rate

As of March 31, 2026, $580.4 million, or approximately 88% of our total outstanding debt, was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Although a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to shareholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2026 of approximately 4.69% per annum with scheduled maturities ranging from 2027 to 2031. See Note 7 (Debt) to the accompanying consolidated financial statements for further detail. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $15.8 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2026, $79.8 million, or approximately 12% of our outstanding debt, was subject to floating interest rates of SOFR plus 1.30% to 1.90% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $0.8 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

The Mergers are subject to certain closing conditions which may impose unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.

The Mergers are currently expected to close in the second half of 2026, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement contains customary termination rights, including that either the Company or Parent may, subject to specified limitations, terminate the Merger Agreement if the Closing Date has not occurred on or before October 5, 2026, if the transactions contemplated by the Merger Agreement are permanently enjoined or otherwise prohibited by an Order that is final and non-appealable or if the Company Shareholder Approval is not received.

Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, the completion of the Mergers are subject to (i) the approval of the Company Merger by the affirmative vote of the holders of Company Common Shares entitled to cast a majority of all the votes entitled to be cast on the matter to approve the Company Merger, (ii) the receipt by us of a REIT tax opinion by Parent and (iii) other closing conditions as set forth in the Merger Agreement.

The Merger Agreement provides that, upon termination of the Merger Agreement by the Company or Parent in certain customary circumstances, including termination by the Company due to Company Adverse Recommendation Change and subsequent entry into a definitive agreement providing for a Company Superior Proposal, and termination by Parent following a Company Adverse Recommendation Change or the Company’s intentional and material breach of the “no shop”, a fee of $36,000,000 will be payable by the Company to Parent.

We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred. We cannot provide any assurance that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Mergers will be completed on the terms or timeline set forth in the Merger Agreement or at all.

Failure to complete the Mergers in a timely manner or at all could materially and adversely affect our stock price and future business and financial results.

We can provide no assurance that the Mergers will occur or that the conditions to the Mergers will be satisfied in a timely manner or at all. Also, we can provide no assurance that an event, change or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Mergers or the failure to complete the Mergers at all could materially and adversely affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are delayed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to complete the Mergers, any of which could materially and adversely affect our results of operations, cash flows, financial condition and our ability to pay distributions to our shareholders.

The pendency of the Mergers could materially and adversely affect our business and operations.

In connection with the pending Mergers, some of our tenants, prospective tenants or vendors may delay or defer decisions concerning their business relationships or transactions with us, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are restricted from entering into certain corporate transactions and taking certain other specified actions, and requires that we conduct our business in all material respects in the ordinary course and consistent with past practice until the completion of the Mergers or the termination of the Merger Agreement. These restrictions, which could be in place for an extended period of time if the completion of the Mergers is delayed, could prevent us from pursuing attractive business opportunities that may arise prior to completion of the Mergers or from making appropriate changes to business or organizational structure. This could in turn materially and adversely impact our business, financial condition and results of operations.

The pendency of the Mergers may also make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management. Further, uncertainty about the effect of the Mergers on our employees may have a material adverse effect on us during the pendency of the Mergers, as this uncertainty may impair our ability to retain and motivate key personnel during the pendency of the Mergers. Employee retention may be particularly challenging as our employees may experience uncertainty about their future roles following consummation of the Mergers.

An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.

Our shareholders may file lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. If litigation or other legal proceedings are brought against us or against our board in connection with the Merger Agreement, we will defend against it, but we cannot provide any assurance as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.

One of the conditions to the completion of the Mergers is that no preliminary or permanent injunction by any governmental entity of competent jurisdiction, such as a court, is in effect that makes illegal or otherwise prohibits the consummation of the Mergers. As such, if any future legal actions result in an injunction prohibiting the consummation of the Mergers, then such injunction may prevent the consummation of the Mergers on the agreed terms, within the expected timeframe or at all, any of which could substantially harm our business. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could have a material adverse effect on our business, results of operation or financial position.

We are expected to incur significant costs in connection with the Merger, which may be in excess of those anticipated by us.

We have incurred and expect to continue to incur costs associated with negotiating and completing the Mergers. These costs have been, and will continue to be, substantial. The substantial majority of costs will consist of transaction costs related to the Mergers and include, among others, fees paid to financial, legal and accounting advisors, filing fees, and employee retention and other employment-related costs. Many of these costs will be borne by us even if the Mergers are not completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act.

(b)	Not applicable.

(c)

During the three months ended March 31, 2026, certain of our employees tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. The following table summarizes all of these repurchases during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	139,411	$13.89	N/A	N/A
February 1, 2026 - February 28, 2026	—	—	N/A	N/A
March 1, 2026 - March 31, 2026	—	—	N/A	N/A
Total	139,411	$13.89

(1)

The number of shares purchased represents common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted common shares issued under the 2018 Plan. With respect to these shares, the price paid per share is based on the fair market value at the time of tender.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended  March 31, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of April 8, 2026, by and among Whitestone REIT, Whitestone REIT Operating Partnership, L.P., AREG Wizard Parent LP, AREG Wizard Intermediate LP and AREG Wizard Operating Partnership LP.

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

3.2.4	Amendment No. 3 to Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed April 9, 2025)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 9, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information of the Registrant for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2026 and 2025 (unaudited), (iii) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2026 and 2025 (unaudited), (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and in Exhibit 101.

________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT
Date:	May 6, 2026	/s/ David K. Holeman
David K. Holeman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	/s/ John S. Hogan
John S. Hogan
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)